Form 10-Q/A
period 1992-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1992

                                 OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  0-16230


                STRUCTURAL DYNAMICS RESEARCH CORPORATION
           (Exact name of registrant as specified in its charter)


   Ohio                                      31-0733928
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)


                 2000 Eastman Drive, Milford, Ohio 45150
                 (Address of principal executive offices)
                                (Zip Code)


                               (513) 576-2400
            (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]                       No [ ]

  As of April 30, 1992 there were 27,917,600 shares of the Registrant's Common Stock without par value issued and outstanding.
  The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

               PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
           Consolidated Statement of Operations
   For the Three Month Periods Ended March 31, 1992 and 1991
                        (Unaudited)

               (in thousands, except share data)



                                 Three Months Ended March 31,
                                    1992            1991
Revenue:

 Software products and services     $21,578         $16,224
 Maintenance                          6,997           5,284
 Engineering services                 5,794           7,053

   Net revenue                       34,369          28,561

Cost and expenses:

Cost of revenue                       8,135           8,442
 Research and development expenses    4,977           4,850
 Selling, general and
  administrative expenses            17,798          13,530

   Total cost and expenses           30,910          26,822

   Operating income                   3,459           1,739

 Other income, principally interest     573             638

 Income before income taxes and
   cumulative effect of
   accounting change                  4,032           2,377
 Income taxes                         1,447             864
 Income after income taxes and
   before cumulative effect of
   accounting change                  2,585           1,513

 Cumulative effect of
   accounting change                    700              --

     Net income                      $3,285          $1,513

 Earnings per share:
   Before cumulative effect
    of accounting change               $.09            $.05
   Cumulative effect of
    accounting change                   .02              --

   Earnings per share                  $.11            $.05

 Average number of shares of
  common stock and common stock
  equivalents outstanding            31,160          28,786

 See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet
                March 31, 1992 and December 31, 1991
                          (Unaudited)

                         (in thousands)



                                       March 31,       December 31,
                                          1992              1991
Assets

Current assets:
 Cash and cash equivalents             $  32,046         $  31,319
 Investments                              18,174            16,490
 Trade accounts receivable, net           23,263            22,713
 Other accounts receivable                 2,707             4,235
 Prepaid expenses                          4,410             4,335

   Total current assets                   80,600            79,092

Property and equipment, at cost:
  Computer and other equipment            29,953            29,515
  Office furniture and equipment           7,408             6,958
  Leasehold improvements                   3,343             3,294

                                          40,704            39,767

Less accumulated depreciation and
  amortization                            23,947            24,853

   Net property and equipment             16,757            14,914

Computer software construction costs,
   net                                    22,023            20,462
Other assets                                 237             4,871

   Total assets                        $ 119,617         $ 119,339




See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                    March 31, 1992 and December 31, 1991
                               (Unaudited)

                    (in thousands, except share data)

                                          March 31,    December 31,
                                            1992          1991
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                         $   7,023      $  6,386
  Accrued expenses                            14,103        16,621
  Accrued income taxes                           349           438
  Deferred revenue                            11,674        10,440

    Total current liabilities                 33,149        33,885

Deferred income taxes and other                  362         5,095

Shareholders' equity:
  Common stock, stated value $.0069
    per share; 50,000 authorized shares
    in 1992 and 1991; 27,750 issued
    shares in 1992 and 27,081 issued
    shares in 1991, net of 1,743 treasury
    shares in 1992 and 2,036 in 1991             193           188
  Capital in excess of stated value           40,946        38,440
  Retained earnings                           45,167        41,882
  Foreign currency translation adjustment       (200)         (151)

    Total shareholders' equity                86,106        80,359



    Total liabilities and
    shareholders' equity                   $ 119,617      $119,339


See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statement of Cash Flows
           For the Three Months Ended March 31, 1992 and 1991
                              (Unaudited)

                             (in thousands)
                                      Three Months Ended March 31,
                                         1992             1991
Net cash provided by
  operating activities                $   5,979        $   1,921

Cash flows from
 investing activities:
  Purchases of investments, net          (1,684)         (16,183)
  Additions to property and
   equipment, net                        (3,595)          (3,706)
  Additions to computer
   software construction costs           (2,412)          (1,083)
  Additions to purchased
   computer software                        (10)             -
  Other, net                                (13)             (23)
     Net cash used in
      investing activities               (7,714)         (20,995)

Cash flows from financing
 activities:
  Stock issued under employee
   benefit plans                           2,693           1,152
  Purchases of treasury stock              (182)             (54)
  Increase (decrease) in long-term
   obligations                                0              (34)
      Net cash provided by
       financing activities               2,511            1,064

Effect of exchange rate
 changes on cash                            (49)             (34)

Increase (decrease) in cash
 and cash equivalents                       727          (18,044)

Cash and cash equivalents:
   Beginning of period                   31,319           43,175

   End of period                      $  32,046        $  25,131


See accompanying notes to consolidated financial statements.

      STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements
                            (Unaudited)

                           (in thousands)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated.

(2)  Restatement of Financial Statements

The financial statements included herein have been restated from those previously published to reflect correction of errors in the accounting for (a) revenue recognition and revenue related expenses and (b) accrued expenses. Additionally, the related income tax effects have been adjusted.

(3)  Income Taxes

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effect of applying this statement was to increase net income by $.02 per share for the three month period ended March 31, 1992. The adoption has been reflected as a cumulative effect of a change in accounting principle in these financial statements.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations
(in thousands)


Revenue

Consolidated revenue increased by $5,808 (or 20%) for the three months ended March 31, 1992 as compared to the corresponding 1991 period. Software segment revenue increased 33% over the corresponding period in 1991. I-DEAS license revenue increased 11%, maintenance revenue increased 32% and license revenue from a marketing agreement with a significant customer increased 74%. Engineering services segment revenue decreased 18% due to decreased consulting activities in the industrial and aerospace markets.


Expenses

Cost of revenue in 1992 decreased 4% as compared to the same period in 1991 primarily due to a decrease in engineering services costs to offset the decline in revenue. This decrease was partially offset by an increase in variable costs directly associated with the software revenue growth.

Due to the Company's continuing commitment to the technological advancement of its software product line, research and development expenses increased as compared to the corresponding 1991 period. This increase was offset by an increase in the amount of software construction costs capitalized.

Selling, general and administrative expenses increased by 32% in 1992 over 1991 due to continued expansion of the field sales and support organization, as well as increased general corporate expenses.


Other

Other income (principally interest) has decreased as compared to the same period in 1991 due to declining interest rates.


Taxes

Effective January 1, 1992 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The effect of initially adopting this statement was to increase net income by $700 or $.02 per share for the three month period ended March 31, 1992. The adoption has been reflected as a cumulative effect of a change in accounting principle in these financial statements.


Quarterly Results

Future quarterly results could be impacted by factors such as order deferrals, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period.


Liquidity and Capital Resources

At March 31, 1992, the Company had cash and investments of $50,220. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.

                 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (A)  Exhibits filed as part of this report:

         11(a) Calculation of Primary Earnings Per Common Share

         11(b) Calculation of Fully Diluted Earnings Per Common
         Share

    (B)  Reports on Form 8-K filed during the quarter ended March
         31, 1992:  None.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       STRUCTURAL DYNAMICS RESEARCH CORPORATION


January 13, 1995       By: /s/ Jeffrey J. Vorholt
 (Date)                    (Jeffrey J. Vorholt,
                            Vice President and Controller)


                                     *Pursuant to the last sentence
                                     of General Instruction G to
                                     Form 10-Q, Jeffrey J. Vorholt
                                     has executed this Quarterly
                                     Report on Form 10-Q both on
                                     behalf of the registrant and
                                     in his capacity as its
                                     principal financial and
                                     accounting officer.