Form 10-Q/A
period 1992-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1992

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

                 Yes [X]                       No [ ]

  As of July 31, 1992 there were 28,067,429 shares of the Registrant's Common Stock without par value issued and outstanding.

  The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

                     PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

     STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Operations
     For the Three Month and Six Month Periods Ended
                   June 30, 1992 and 1991
                        (Unaudited)

               (in thousands, except share data)


             Three Months Ended June 30,  Six Months Ended June 30,
                        1992      1991           1992       1991
Revenue:

 Software
  products
  and services          $26,252   $20,064        $47,830    $36,288
 Maintenance              7,461     5,856         14,458     11,140
 Engineering
  services                5,447     6,482         11,241     13,535
   Net revenue           39,160    32,402         73,529     60,963

Cost and expenses:

 Cost of revenue          7,946     8,349         16,081     16,791
 Research and
  development
  expenses                6,358     5,252         11,335     10,102
 Selling, general
  and administrative
  expenses               19,232    16,362         37,030     29,892
   Total cost
    and expenses         33,536    29,963         64,446     56,785

   Operating income       5,624     2,439          9,083      4,178

Other income,
 principally interest       738       575          1,311      1,213

Income before income
 taxes and cumulative
 effect of accounting
 change                   6,362     3,014         10,394      5,391
Income taxes              2,273     1,094          3,720      1,958
Income after
 income taxes and
 before cumulative
 effect of accounting
 change                   4,089     1,920          6,674      3,433

Cumulative effect
 of accounting change        -        -              700         -

     Net income          $4,089    $1,920         $7,374     $3,433


Earnings per share:
  Before cumulative
  effect of accounting
  change                 $  .14    $  .07         $  .22     $  .12
  Cumulative effect of
    accounting change        -         -             .02         -
  Earnings per share     $  .14    $  .07         $  .24     $  .12

Average number of
 shares of common
 stock and common
 stock equivalents
 outstanding             29,806    28,538         30,629     28,372


See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet
                          (Unaudited)
                June 30, 1992 and December 31, 1991

                         (in thousands)



                                       June 30,      December 31,
                                          1992             1991
Assets

Current assets:
 Cash and cash equivalents            $  33,480       $  31,319
 Investments                             19,163          16,490
 Trade accounts receivable, net          25,162          22,713
 Other accounts receivable                3,989           4,235
 Prepaid expenses                         5,036           4,335

   Total current assets                  86,830          79,092

Property and equipment, at cost:
  Computer and other equipment           29,913          29,515
  Office furniture and equipment          7,654           6,958
  Leasehold improvements                  3,363           3,294

                                         40,930          39,767

Less accumulated depreciation and
 amortization                            24,931          24,853

   Net property and equipment            15,999          14,914

Computer software construction costs,
  net                                    23,513          20,462
Other assets                                198           4,871

   Total assets                       $ 126,540       $ 119,339


See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                    June 30, 1992 and December 31, 1991
                               (Unaudited)

                     (in thousands, except share data)

                                          June 30,     December 31,
                                            1992          1991
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                     $   4,341        $   6,386
  Accrued expenses                        17,311           16,621
  Accrued income taxes                     2,570              438
  Deferred revenue                        12,296           10,440

    Total current liabilities             36,518           33,885

Deferred income taxes and other              356            5,095

Shareholders' equity:
 Common stock, stated value $.0069
  per share; 100,000 authorized shares
  in 1992 and 50,000 in 1991; 28,005
  issued shares in 1992 and 27,081
  issued shares in 1991, net of 1,735
  treasury shares in 1992 and 2,036
  in 1991                                    194              188
 Capital in excess of stated value        40,333           38,440
 Retained earnings                        49,256           41,882
 Foreign currency translation
    adjustment                              (117)            (151)

    Total shareholders' equity            89,666           80,359


    Total liabilities and
      shareholders' equity             $ 126,540        $ 119,339


See accompanying notes to consolidated financial statements.

          STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statement of Cash Flows
            For the Six Month Periods Ended June 30, 1992 and 1991
                                 (Unaudited)

                                (in thousands)

                                        Six Months Ended June 30,
                                            1992         1991

Net cash provided by
  operating activities                   $ 12,253     $   3,655

Cash flows from investing activities:
  Purchases of investments, net            (2,673)      (16,390)
  Additions to property and
   equipment, net                          (4,587)       (8,389)
  Disposition of facilities                     -         3,224
  Additions to computer software
   construction costs                      (4,753)       (2,544)
  Additions to purchased
   computer software                          (20)         (500)
  Other, net                                    8           286
     Net cash used in
      investing activities                (12,025)      (24,313)

Cash flows from financing activities:
  Stock issued under employee
    benefit plans                           2,628         2,087
  Purchases of treasury stock                (729)         (249)
  Decrease in long-term obligations             -        (2,716)
      Net cash provided by (used in)
       financing activities                 1,899          (878)

Effect of exchange rate changes on cash        34          (354)

Increase (decrease)in cash and
  cash equivalents                          2,161       (21,890)

Cash and cash equivalents:
   Beginning of period                     31,319        43,175
   End of period                        $  33,480     $  21,285


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

(3)  Income Taxes

Effective January 1, 1992 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effect of applying this statement was to increase net income by $.02 per share for the six month period ended June 30, 1992. The adoption has been reflected as a cumulative effect of a change in accounting principle in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations
(in thousands)

Revenue

Consolidated revenue increased by $6,758 (or 21%) and $12,566 (or 21%) for the three and six months ended June 30, 1992, respectively, as compared to the corresponding 1991 periods. During the second quarter and six months ended June 30, 1992, software segment revenue increased $7,793 (or 30%) and $14,860 (or 31%) for the comparable periods over 1991. As compared to the prior year quarter, I-DEAS license revenue increased 47%, maintenance revenue increased 27% and license revenue from a marketing agreement with a significant customer declined 14%.

As compared to the prior year six month period I-DEAS license revenue increased 30%, maintenance revenue increased 30% and license revenue from a marketing agreement with a significant customer increased 23%.

Engineering services revenue decreased 16% and 17% for the three and six months ended June 30, 1992, respectively, as compared to the corresponding 1991 periods due to a decrease in all markets.


Expenses

Operating income increased by $3,185 (or 131%) and $4,905 (or 117%) for the three and six months ended June 30, 1992, respectively, as compared to the corresponding 1991 periods.

During the three and six months ending June 30, 1992, cost of revenue declined as compared to 1991 primarily due to a decrease in engineering services cost to offset the decline in revenue. This decrease was partially offset by an increase in variable costs directly associated with the software revenue growth.

Due to the Company's continuing commitment to the technological advancement of its software product line, research and development expenses increased 21% for the quarter and 12% year-to-date as compared to the corresponding 1991 periods. This increase was offset by an increase in the amount of software construction costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Selling, general and administrative expenses increased 18% for the quarter and 24% year-to-date as compared to the corresponding 1991 periods due to continued expansion of the field sales and support organization, as well as increased general corporate expenses.


Taxes


Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The effect of initially applying this statement was to increase net income by $700 or $.02 per share for the six month period ended June 30, 1992. The adoption has been reflected as a cumulative effect of a change in accounting principle in these financial statements.


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


Liquidity and Capital Resources

At June 30, 1992 the Company had cash and investments of $52,643.
The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.


                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (A) Exhibits filed as part of this report:

       11(a) Calculation of Primary Earnings Per Common Share

       11(b) Calculation of Fully Diluted Earnings Per Common Share

   (B) Reports on Form 8-K filed during the quarter ended June 30, 1992: None

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