Form 10-Q/A
period 1992-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1992

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

                    Yes [X]                       No [ ]

  As of October 31, 1992 there were 28,097,866 shares of the Registrant's Common Stock without par value issued and outstanding.
  The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
             Consolidated Statement of Operations
     For the Three Month and Nine Month Periods
                  Ended September 30, 1992
                       (Unaudited)

             (in thousands, except share data)


                          Three Months            Nine Months
                       Ended September 30,    Ended September 30,
                       1992        1991       1992        1991
Revenue:

 Software products
   and services        $ 18,762    $ 20,892   $ 66,592    $ 57,180
 Maintenance              8,102       6,497     22,560      17,637
 Engineering services     5,822       6,528     17,063      20,063
   Net revenue           32,686      33,917    106,215      94,880

Cost and expenses:

 Cost of revenue          8,498       8,936     24,579      25,727
 Research and
  development expenses    6,576       5,668     17,911      15,770
 Selling, general and
  administrative
  expenses               16,920      15,526     53,950      45,418
   Total cost
    and expenses         31,994      30,130     96,440      86,915

   Operating income         692       3,787      9,775       7,965

Other income,
 principally interest       474         517      1,785       1,730

Income before income
 taxes and cumulative
 effect of accounting
 change                   1,166       4,304     11,560       9,695
Income taxes                432       1,548      4,152       3,506
Income after income
 taxes and before
 cumulative effect of
 accounting change          734       2,756      7,408       6,189

Cumulative effect
 of accounting change        -          -          700          -

     Net income        $    734    $  2,756   $  8,108    $  6,189



Earnings per share:
  Before cumulative
  effect of
  accounting change    $    .02    $    .09   $    .24    $    .21
  Cumulative effect
  of accounting
  change                     -           -         .02          -
  Earnings per share   $    .02    $    .09   $    .26    $    .21

Average number of
shares of common
stock and common
stock equivalents
outstanding              29,465      29,275     30,638      28,958


See accompanying notes to financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet
              September 30, 1992 and December 31, 1991
                          (Unaudited)

                         (in thousands)



                                September 30,       December 31,
                                     1992             1991
Assets

Current assets:
 Cash and cash equivalents        $  35,758         $  31,319
 Investments                         20,152            16,490
 Trade accounts receivable, net      20,373            22,713
 Other accounts receivable            4,358             4,235
 Prepaid expenses                     4,661             4,335

   Total current assets              85,302            79,092

Property and equipment, at cost:
  Computer and other equipment       31,064            29,515
  Office furniture and equipment      8,030             6,958
  Leasehold improvements              3,449             3,294

                                     42,543            39,767

Less accumulated depreciation
 and amortization                    26,431            24,853

   Net property and equipment        16,112            14,914

Computer software construction
  costs, net                         25,003            20,462
Other assets                            199             4,871

   Total assets                   $ 126,616         $ 119,339


See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                   September 30, 1992 and December 31, 1991
                               (Unaudited)

                     (in thousands, except share data)

                                    September 30,     December 31,
                                         1992            1991
Liabilities and
Shareholders' Equity

Current liabilities:
  Accounts payable                   $   4,806         $   6,386
  Accrued expenses                      16,518            16,621
  Accrued income taxes                   3,058               438
  Deferred revenue                      11,715            10,440

    Total current liabilities           36,097            33,885

Deferred income taxes and other            351             5,095

Shareholders' equity:
 Common stock, stated value
   $.0069 per share; 100,000
   authorized shares in 1992 and
   50,000 in 1991; 28,128 issued
   shares in 1992 and 27,081 issued
   shares in 1991, net of 1,736
   treasury shares in 1992 and
   2,036 in 1991                           195               188
  Capital in excess of stated value     39,843            38,440
  Retained earnings                     49,990            41,882
  Foreign currency translation
    adjustment                             140              (151)

    Total shareholders' equity          90,168            80,359



    Total liabilities and
      shareholders' equity           $ 126,616         $ 119,339


See accompanying notes to consolidated financial statements.

          STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
          For the Nine Months Ended September 30, 1992 and 1991
                              (Unaudited)

                             (in thousands)

                                Nine Months Ended September 30,
                                          1992         1991

Net cash provided by
  operating activities                    $  19,975    $  11,137

Cash flows from investing activities:
  Purchases of
   investments, net                          (3,662)     (16,390)
  Additions to property and
   equipment, net                            (6,454)     (10,068)
  Disposition of facilities                      -         3,224
  Additions to computer software
   construction costs                        (7,024)      (4,089)

  Additions to purchased
   computer software                           (100)      (1,140)
  Other, net                                      3          162
     Net cash used in
      investing activities                  (17,237)     (28,301)

Cash flows from financing activities:
  Stock issued under employee
    benefits plan                             2,152        3,327
  Purchases of treasury stock                  (742)        (371)
  Decrease in long-term
    obligations                                 -         (2,716)
      Net cash provided by
       financing activities                   1,410          240

Effect of exchange rate changes
  on cash                                       291         (424)

Increase (decrease) in cash and
  cash equivalents                            4,439      (17,348)

Cash and cash equivalents:
   Beginning of period                       31,319       43,175

   End of period                          $  35,758    $  25,827


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

(3)  Income Taxes

Effective January 1, 1992 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effect of applying this statement was to increase net income by $700 or $.02 per share for the nine month period ended September 30, 1992. The adoption has been reflected as a cumulative effect of a change in accounting principle in these financial statements.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations
(in thousands)

Revenue

Consolidated revenue decreased by $1,231 (or 4%) and increased
$11,335 (or 12%) for the three and nine months ended September 30, 1992, respectively, as compared to the corresponding 1991 periods.

During the third quarter of 1992 software segment revenue decreased $525 (or 2%) when compared to the third quarter 1991. As compared to the prior year quarter, I-DEAS license revenue decreased 17%, maintenance revenues increased 25%, and license revenue from a marketing agreement with a significant customer declined 49%. For the nine month period the software segment revenue increased $14,335 (or 19%) for the comparable periods over 1991. As compared to the prior year nine month period, I-DEAS license revenue increased revenue 12%, maintenance revenue increased 28%.

Engineering services segment revenue decreased 11% and 15% for the three and nine months ended September 30, 1992, respectively, as compared to the corresponding 1991 periods due to an overall decrease in all consulting activities.


Expenses

During the third quarter and nine months ending September 30, 1992, cost of revenue decreased 5% and 4%, respectively from 1991 primarily due to decreases in engineering services cost which were aligned with the decline in revenue. This decrease was partially offset by an increase in variable costs directly associated with software revenue.

Due to the Company's continuing commitment to the technological advancement of its software product line, research and development expenses increased 16% for the quarter and 14% year-to-date as compared to the corresponding 1991 periods. This increase was partially offset by an increase in the amount of software construction costs capitalized.

Selling, general and administrative expenses increased 9% for the quarter and 19% for the year in 1992 over 1991 due to continued expansion of the field sales and support organization, as well as increased general corporate expenses.


Other

Interest income has decreased for the nine months as compared to the same period in 1991 due to declining interest rates. The 1992 decline in interest income is partially offset by a gain from sale of a stock investment.

Taxes

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The effect of initially applying this statement was to increase net income by $700 or $.02 per share for the nine month period ended September 30, 1992. The adoption has been reflected as a cumulative effect of a change in accounting principle in these financial statements.


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


Liquidity and Capital Resources

At September 30, 1992 the Company had cash and investments of $55,910. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.


                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (A) Exhibits filed as part of this report:

       11(a) Calculation of Primary Earnings Per Common Share

       11(b) Calculation of Fully Diluted Earnings Per Common Share

   (B) Reports on Form 8-K filed during the quarter ended September
       30, 1992:  None

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