Form 10-Q/A
period 1993-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1993

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

                    Yes [X]                       No [ ]

  As of April 30, 1993 there were 28,415,358 shares of the Registrant's Common Stock without par value issued and outstanding.
  The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

             Consolidated Statement of Operations
    For the Three Month Periods Ended March 31, 1993 and 1992
                         (Unaudited)

               (in thousands, except share data)



                                     Three Months Ended March 31,
                                        1993            1992
Revenue:

 Software products and services         $19,965         $21,578
 Maintenance                              8,237           6,997
 Engineering services                     5,304           5,794
   Net revenue                           33,506          34,369

Cost and expenses:

 Cost of revenue                          7,645           8,135
 Research and development expenses        6,184           4,977
 Selling, general and administrative
  expenses                               19,724          17,798
   Total cost and expenses               33,553          30,910

   Operating income (loss)                  (47)          3,459

 Equity in losses of affiliate             (133)              -
 Other income, principally interest         420             573

 Income before income taxes
  and cumulative effect of
  accounting change                         240           4,032
 Income taxes                               876           1,447
 Income (loss) after income
  taxes and before cumulative
  effect of accounting change              (636)          2,585
 Cumulative effect of
  accounting change                          -              700

     Net income (loss)                    $(636)         $3,285


 Earnings (loss) per share:
  Before cumulative effect
   of accounting change                   $(.02)         $  .09
   Cumulative effect of
   accounting change                         -              .02
  Earnings (loss) per share               $(.02)         $  .11

Average number of shares of
 common stock and common stock
 equivalents outstanding                 29,586          31,160

See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheet
               March 31, 1993 and December 31, 1992
                          (Unaudited)

                         (in thousands)



                                      March 31,        December 31,
                                          1993              1992
Assets

Current assets:
 Cash and cash equivalents           $  29,325          $  31,661
 Investments                            24,718             20,752
 Trade accounts receivable, net         23,946             26,944
 Other accounts receivable               8,733              7,993
 Prepaid expenses                        4,279              4,427

   Total current assets                 91,001             91,777

Property and equipment, at cost:
  Computer and other equipment          33,656             32,248
  Office furniture and equipment         8,304              8,217
  Leasehold improvements                 3,382              3,449

                                        45,342             43,914

Less accumulated depreciation and
 amortization                           28,578             27,243

   Net property and equipment           16,764             16,671

Computer software construction costs,
  net                                   28,263             26,420
Other assets                             1,271              1,262

   Total assets                      $ 137,299          $ 136,130


See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                    March 31, 1993 and December 31, 1992
                               (Unaudited)

                     (in thousands, except share data)


                                         March 31,     December 31,
                                            1993          1992
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                         $   6,255      $   4,037
  Accrued expenses                            16,056         20,741
  Accrued income taxes                         6,280          5,358
  Deferred revenue                            15,192         13,201

    Total current liabilities                 43,783         43,337

Deferred income taxes and other                  342            346

Shareholders' equity:
  Common stock, stated value $.0069
    per share; 100,000 authorized shares
    in 1993 and 1992; 28,376 issued
    shares in 1993 and 28,136 issued
    shares in 1992 net of 1,643 treasury
    shares in 1993 and 1,762 in 1992             197            195
  Capital in excess of stated value           42,939         41,474
  Retained earnings                           50,721         51,357
  Foreign currency translation adjustment       (683)         (579)
    Total shareholders' equity                93,174         92,447


    Total liabilities and
      shareholders' equity                 $ 137,299      $ 136,130


See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statement of Cash Flows
      For the Three Months Ended March 31, 1993 and 1992
                        (Unaudited)

                       (in thousands)

                                       Three Months Ended March 31,
                                              1993          1992
Net cash provided by
  operating activities                        $ 4,663       $ 5,979

Cash flows from investing activities:
  Purchases of investments, net               (3,966)       (1,684)
  Additions to property and equipment, net    (1,767)       (3,595)
  Additions to computer software
   construction costs                         (2,408)       (2,412)
  Additions to purchased computer software       (75)          (10)
  Other, net                                    (146)          (12)
     Net cash used in investing activities    (8,362)       (7,713)

Cash flows from financing activities:
  Stock issued under employee benefit plans     1,488         2,692
  Purchases of treasury stock                    (21)         (182)
      Net cash (used in) provided
       by financing activities                  1,467         2,510

Effect of exchange rate changes on cash         (104)          (49)

Increase (decrease) in cash
  and cash equivalents                        (2,336)           727

Cash and cash equivalents:
   Beginning of period                         31,661        31,319

   End of period                              $29,325       $32,046


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

(2)  Restatement of Financial Statements

The financial statements included herein have been restated from those previously published to reflect correction of errors in the accounting for (a) revenue recognition and revenue related expenses and (b) accrued expenses and losses. Additionally, the related income tax effects have been adjusted.

(3)  Income Taxes

The provisions for increased taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.

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


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations
(in thousands)

Revenue

Consolidated revenue decreased by $863 (or 3%) for the three months ended March 31, 1993 as compared to the corresponding 1992 period.

Software segment revenue decreased $373 (or 1%) from the corresponding period in 1992 due to declining revenue from a significant customer, partially offset by I-DEAS license revenue growth.

Engineering Services segment revenue decreased $490 (or 8%) due to decreased consulting activities in the automotive market.


Expenses

Cost of revenue in 1993 decreased 6% as compared to the same period in 1992 primarily due to a decrease in engineering services cost in alignment with the decline in revenue.

Due to the Company's continuing commitment to the technological advancement of its software product line, research and development expenses increased as compared to the corresponding 1992 period.

Selling, general and administrative expenses increased by 11% in 1993 over 1992 due to continued expansion of the field sales and support organization, as well as increased general corporate expenses.


Other

Interest income has decreased as compared to the same period in 1992 due to declining interest rates. In 1993, the equity in loss of affiliate represents the Company's share of the start-up loss of Metaphase Inc., a joint venture company formed in late 1992 which develops and markets product data management (PDM) software.


Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.


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

Liquidity and Capital Resources

At March 31, 1993, the Company had cash and investments of $54,043. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.


                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (A) Exhibits filed as part of this report:

       11(a) Calculation of Primary Earnings (Loss) Per Common
Share

       11(b) Calculation of Fully Diluted Earnings (Loss) Per
Common Share

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