Form 10-Q/A
period 1993-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1993

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

                    Yes [X]                       No [ ]

  As of July 31, 1993 there were 28,529,612 shares of the Registrant's Common Stock without par value issued and outstanding.
  The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
             Consolidated Statement of Operations
          For the Three Month and Six Month Periods
                Ended June 30, 1993 and 1992
                        (Unaudited)

               (in thousands, except share data)



                         Three Months            Six Months
                        Ended June 30,         Ended June 30,
                        1993       1992        1993       1992
Revenue:

 Software products
  and services         $ 26,666   $ 26,252    $ 46,631   $ 47,830
 Maintenance              8,340      7,461      16,577     14,458
 Engineering services     5,422      5,447      10,726     11,241
   Net revenue           40,428     39,160      73,934     73,529

Cost and expenses:

 Cost of revenue         12,768      7,946      20,413     16,081
 Research and
  development expenses    6,580      6,358      12,764     11,335
 Selling, general and
  administrative
  expenses               23,536     19,232      43,260     37,030
     Total cost
     and expenses        42,884     33,536      76,437     64,446

     Operating
     income (loss)      (2,456)      5,624     (2,503)      9,083

 Equity in losses
  of affiliate            (263)         -        (396)         -
 Other income,
  principally interest      355        738         775      1,311

 Income (loss) before
  income taxes and
  cumulative effect
  of accounting change  (2,364)      6,362     (2,124)     10,394
 Income taxes             1,293      2,273       2,169      3,720
 Income (loss) after
   income taxes and
   before cumulative
   effect of
   accounting change    (3,657)      4,089     (4,293)      6,674

 Cumulative effect
  of accounting
  change                   -          -            -          700

    Net income (loss)  $(3,657)     $4,089    $(4,293)     $7,374


 Earning (loss)
 per share:
  Before cumulative
  effect of
  accounting change    $  (.12)     $  .14    $  (.14)     $  .22
  Cumulative effect
   of accounting
   change                  -           -            -         .02
  Earnings (loss)
  per share            $  (.12)     $  .14    $  (.14)     $  .24

Average number of
shares of common
stock and common
stock equivalents
outstanding              29,719     29,806      30,267     30,629

See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet
                June 30, 1993 and December 31, 1992
                          (Unaudited)

                         (in thousands)



                                       June 30,        December 31,
                                          1993              1992
Assets

Current Assets:
 Cash and cash equivalents           $   34,179        $  31,661
 Investments                             19,359           20,752
 Trade accounts receivable, net          28,431           26,944
 Other accounts receivable                7,551            7,993
 Prepaid expenses                         5,064            4,427

   Total current assets                  94,584           91,777


Property and equipment, at cost:
  Computer and other equipment           34,975           32,248
  Office furniture and equipment          8,539            8,217
  Leasehold improvements                  3,356            3,449

                                         46,870           43,914

Less accumulated depreciation and
 amortization                            30,043           27,243

   Net property and equipment            16,827           16,671

Computer software construction costs,
  net                                    26,316           26,420
Other assets                              1,044            1,262

   Total assets                       $ 138,771        $ 136,130


See accompanying notes to consolidated financial statements.


         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                     June 30, 1993 and December 31, 1992
                               (Unaudited)

                      (in thousands, except share data)

                                          June 30,     December 31,
                                            1993          1992
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                       $   5,268     $   4,037
  Accrued expenses                          20,742        20,741
  Accrued income taxes                       6,530         5,358
  Deferred revenue                          15,563        13,201

    Total current liabilities               48,103        43,337

Deferred income taxes and other                336           346

Shareholders' equity:
  Common stock, stated value $.0069
   per share; 100,000 authorized
   shares in 1993 and 1992;
   28,473 issued shares in 1993
   and 28,136 issued shares in
   1992 net of 1,630 treasury
   shares in 1993 and 1,762 in 1992            198           195
  Capital in excess of stated value         43,633        41,474
  Retained earnings                         47,064        51,357
  Foreign currency translation
   adjustment                                (563)         (579)

    Total shareholders' equity              90,332        92,447



    Total liabilities and
      shareholders' equity               $ 138,771     $ 136,130


See accompanying notes to consolidated financial statements.

   STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
       Condensed Consolidated Statement of Cash Flows
      For the Six Months Ended June 30, 1993 and 1992
                       (Unaudited)

                      (in thousands)

                                        Six Months Ended June 30,
                                            1993         1992
Net cash provided by
  operating activities                   $   8,174    $  12,253

Cash flows from investing activities:
  Purchases of investments, net              1,393      (2,673)
  Additions to property and
   equipment, net                          (3,510)      (4,587)
  Additions to computer software
   construction costs                      (5,357)      (4,753)
  Additions to purchased
   computer software                         (175)         (20)
  Other, net                                 (185)            8
     Net cash used in
      investing activities                 (7,834)      (12,025)

Cash flows from financing activities:
  Stock issued under employee
    benefit plans                            2,183         2,628
  Purchases of treasury stock                 (21)         (729)
      Net cash provided by
       financing activities                  2,162         1,899

Effect of exchange rate changes
  on cash                                       16            34

Increase in cash and
  cash equivalents                           2,518         2,161

Cash and cash equivalents:
   Beginning of period                      31,661        31,319

   End of period                         $  34,179     $  33,480


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

(2)  Restatement of Financial Statements

The financial statements included herein have been restated from those previously published to reflect correction of errors in the accounting for (a) revenue recognition and revenue related expenses, (b) non-recoverable software construction costs, and (c) accrued expenses and losses. Additionally, the related income tax effects have been adjusted.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations
(in thousands)


Revenue

Consolidated revenue increased by $1,268 (or 3%) and $405 (or 1%) for the three and six months ended June 30, 1993, respectively, as compared to the corresponding 1992 periods.

During the second quarter and six months, software segment revenue in 1993 increased $1,293 (or 4%) and $920 (or 1%), respectively over the comparable periods in 1992. This modest growth reflects a 14% increase in I-DEAS license revenue offset in part by declining revenue from a software marketing agreement with a significant customer.

Engineering services revenue in the second quarter of 1993 remained level with 1992.


Expenses

Cost of revenue increased 61% and 27% for the three and six months ended June 30, 1993 as compared to 1992. With the release of the I-DEAS Master Series in second quarter of 1993, remaining unamortized software construction costs were determined by the Company to be non-recoverable, and therefore written off.

Due to the Company's continuing commitment to the technological advancement of its software product line, research and development expenses increased 3% for the quarter and 13% year-to-date as compared to the corresponding 1992 periods. This increase was slightly offset by an increase in the amount of software construction costs capitalized.

Selling, general and administrative expenses increased by 22% for the quarter and 17% year-to-date as compared to the corresponding 1992 periods due to continued expansion of the field sales and support organization, as well as increased general corporate expenses.


Other

Interest income has decreased as compared to the same period in 1992 due to declining interest rates. In 1993, the equity in loss of affiliate represents the Company's share of the start-up loss of Metaphase Inc., a joint venture company formed in late 1992 which develops and markets product data management (PDM) software. In 1992, other income also included a gain on the sale of a stock investment.

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


Liquidity and Capital Resources

At June 30, 1993 the Company had cash and investments of $53,538.
The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.




                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (A)  Exhibits filed as part of this report:

       11(a) Calculation of Primary Earnings (Loss) Per Common
             Share

       11(b) Calculation of Fully Diluted Earnings (Loss) Per
             Common Share

   (B) Reports on Form 8-K filed during the quarter ended June 30, 1993: None


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