Form 10-Q/A
period 1993-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1993

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

                    Yes [X]                       No [ ]

  As of October 31, 1993 there were 28,647,688 shares of the Registrant's Common Stock without par value issued and outstanding.
  The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Consolidated Statement of Operations
       For the Three Month and Nine Month Periods
           Ended September 30, 1993 and 1992
                      (Unaudited)

            (in thousands, except share data)



                           Three Months           Nine Months
                        Ended September 30,    Ended September 30,
                        1993         1992      1993        1992
Revenue:

 Software products
  and services          $21,722      $18,762   $68,353     $66,592
 Maintenance              8,612        8,102    25,189      22,560
 Engineering services     4,723        5,822    15,449      17,063
   Net revenue           35,057       32,686   108,991     106,215

Cost and expenses:

 Cost of revenue          8,639        8,498    29,052      24,579
 Research and
  development expenses    6,703        6,576    19,467      17,911
 Selling, general and
  administrative
  expenses               23,832       16,920    67,092      53,950
   Total cost
   and expenses          39,174       31,994   115,611      96,440

   Operating
   income (loss)        (4,117)          692   (6,620)       9,775

 Equity in losses
 of affiliate             (134)          --      (530)          --
 Other income,
  principally interest      482          474     1,257       1,785
 Income (loss)
  before income
  taxes and
  cumulative effect
  of accounting change  (3,769)        1,166   (5,893)      11,560
 Income taxes             1,222          432     3,391       4,152

 Income (loss) after
  income taxes and
  before cumulative
  effect of
  accounting change     (4,991)          734   (9,284)       7,408

 Cumulative effect of
 accounting change         -              -       -            700
 Net income (loss)      $(4,991)        $734   $(9,284)     $8,108

 Earnings (loss)
  per share:
  Before cumulative
  effect of
  accounting change     $(.16)          $.02   $(.30)        $.24
  Cumulative effect of
   accounting change      -               -       -           .02
  Earnings (loss)
   per share            $(.16)          $.02   $(.30)        $.26

Average number of
shares of common
stock and common
stock equivalents
outstanding             30,378        29,465   30,786      30,638

See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet
            September 30, 1993 and December 31, 1992
                          (Unaudited)

                         (in thousands)



                                    September 30,        December 31,
                                        1993                1992
Assets

Current assets:
 Cash and cash equivalents        $  30,633            $  31,661
 Investments                         16,079               20,752
 Trade accounts receivable, net      24,135               26,944
 Other accounts receivable            7,077                7,993
 Prepaid expenses                     5,926                4,427

   Total current assets              83,850               91,777

Long-term investments                 6,532                 --

Property and equipment, at cost:
  Computer and other equipment       35,683               32,248
  Office furniture and equipment      8,901                8,217
  Leasehold improvements              3,446                3,449

                                     48,030               43,914

Less accumulated depreciation and
 amortization                        31,505               27,243

   Net property and equipment        16,525               16,671

Computer software
  construction, net                  27,471               26,420
Other assets                          2,078                1,262

   Total assets                   $ 136,456            $ 136,130


See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                 September 30, 1993 and December 31, 1992
                               (Unaudited)

                    (in thousands, except share data)

                                        September 30,     December 31,
                                             1993          1992
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                     $   5,291        $  4,037
  Accrued expenses                        24,300          20,741
  Accrued income taxes                     6,140           5,358
  Deferred revenue                        13,754          13,201

    Total current liabilities             49,485          43,337

Deferred income taxes and other              332             346

Shareholders' equity:
 Common stock, stated value $.0069
   per share; 100,000 authorized
   shares in 1993 and 1992;
   28,638 issued shares in 1993
   and 28,136 issued shares in
   1992 net of 1,637 treasury
   shares in 1993 and 1,762 in 1992          199             195
 Capital in excess of stated value        44,979          41,474
 Retained earnings                        42,073          51,357
 Foreign currency translation
  adjustment                               (612)           (579)

    Total shareholders' equity            86,639          92,447



    Total liabilities and
      shareholders' equity             $ 136,456       $ 136,130


See accompanying notes to consolidated financial statements.

        STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statement of Cash Flows
         For the Nine Months Ended September 30, 1993 and 1992
                             (Unaudited)
                            (in thousands)

                                    Nine Months Ended September 30,
                                           1993         1992

Net cash provided by
  operating activities                 $  12,165     $ 19,975

Cash flows from
 investing activities:
  Purchases of investments, net           (1,859)      (3,662)
  Additions to property and
   equipment, net                         (5,014)      (6,454)
  Additions to computer software
   construction costs                     (8,153)      (7,024)
  Additions to purchased
   computer software                        (284)        (100)
  Change in joint venture investment      (1,170)          --
  Other, net                                (189)           4
     Net cash used in
      investing activities               (16,669)     (17,236)

Cash flows from financing activities:
  Stock issued under employee
    benefit plans                          3,547        2,151
  Purchases of treasury stock                (38)        (742)
      Net cash provided by
       financing activities                3,509        1,409

Effect of exchange rate changes
  on cash                                    (33)         291

Increase (decrease) in cash and
  cash equivalents                        (1,028)       4,439

Cash and cash equivalents:
   Beginning of period                     31,661       31,319

   End of period                        $  30,633    $  35,758


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

(2)  Restatement of Financial Statements

The financial statements included herein have been restated from those previously published to reflect correction of errors in the accounting for (a) revenue recognition and revenue related expenses, (b) non-recoverable software construction costs and
(c) accrued expenses and losses. Additionally, the related income tax effects have been adjusted.

(3)  Income Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.

Effective January 1, 1992 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effect of applying this statement was to increase net income by $.02 per share for the nine month period ended September 30, 1992. The adoption has been reflected as a cumulative effect of a change in accounting principle in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations
(in thousands)

Revenue

Consolidated revenue increased by $2,371 (or 7%) and $2,776 (or 3%) for the three and nine months ended September 30, 1993, respectively, as compared to the corresponding 1992 periods.

During the third quarter of 1993, software segment revenue increased $3,470 (or 13%) when compared to the third quarter of 1992. As compared to prior year third quarter, I-DEAS license revenue increased 27%, maintenance revenue increased 6% and license revenue from a marketing agreement with a significant customer increased 6%. For the nine month period software segment revenue increased $4,390 (or 5%) compared to 1992. As compared to the prior year's nine month period, I-DEAS license revenue increased 17%, maintenance revenue increased 12% and licenses from a marketing agreement with a significant customer decreased 40%.

Engineering services segment revenue decreased 19% and 9% for the three and nine months ended September 30, 1993, respectively, as compared to the corresponding 1992 periods due to an overall decrease in consulting activities.

Expenses

Cost of revenue increased 2% and 18% for the three and nine months ended September 30, 1993, respectively, compared to the corresponding 1992 periods, primarily due to increased software amortization cost relating to the release of I-DEAS Master Series
(Trademark) in June 1993.

Due to the Company's continuing commitment to the technological advancement of its software product line, research and development expenses increased 2% for the quarter and 9% year-to-date as compared to the corresponding 1992 periods. This increase was partially offset by an increase in the amount of software construction costs capitalized.

Selling, general and administrative expenses increased 41% for the quarter and 24% for the nine months ended September 30, 1993 over the corresponding 1992 periods, primarily due to expense of $4,200 for the settlement of a claim by a significant OEM customer. In addition, the Company continued to expand the field sales and support organization and also increased general corporate expenses.


Other

Interest income has decreased for the nine months as compared to the same period in 1992 due to declining interest rates. In 1992, other income for the nine month period also included a gain on the sale of a stock investment.

In 1993, the equity in losses of affiliate represents the Company's share of the start-up loss of Metaphase Inc., a joint venture company formed in late 1992, which develops and markets product data management (PDM) software.


Taxes

The provision for income taxes reflects currently payable.
Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The effect of initially applying this statement was to increase net income by $700 or $.02 per share for the nine month period ended September 30, 1992. The adoption has been reflected as a cumulative effect of a change in accounting principles in these financial statements.


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


Liquidity and Capital Resources

At September 30, 1993, the Company had cash and investments of $46,712. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs in the foreseeable future.



                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (A)  Exhibits filed as part of this report:

        11(a) Calculation of Primary Earnings (Loss) Per Common
              Share

        11(b) Calculation of Fully Diluted Earnings (Loss) Per
              Common Share

   (B)  Reports on Form 8-K filed during the quarter ended
         September 30, 1993:  None

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