Form 10-K/A
period 1993-12-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549
                            __________________

                                FORM 10-K/A
                            __________________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended         Commission file number 33-16541
  December 31, 1993

                 STRUCTURAL DYNAMICS RESEARCH CORPORATION

An Ohio Corporation I.R.S. Employer Identification No. 31-0733928

  2000 Eastman Drive, Milford, Ohio  45150   Telephone Number (513)
576-2400

                            __________________


Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                              Title of class

                      Common Stock without par value


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                            __________________

   Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                            __________________

   As of March 7, 1994 the latest practicable date, 28,787,384 shares of Common Stock were outstanding.  The aggregate market value of Common Stock held by non-affiliates was approximately
$453,107,476 at that date.
                            __________________
                    DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Registrant's definitive Proxy Statement dated March 16, 1994 --
Part III.

Registrant's Form 8-K dated November 2, 1994 and Form 8-K/A dated
November 15, 1994 -- Part III

                            __________________


The Registrant hereby amends the following items and financial statements of its Annual Report on Form 10-K for the year ended December 31, 1993, as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

                                  PART I

Item 1.   Business.

General

          Structural Dynamics Research Corporation (the "Company" or "SDRC") is a leading international supplier of mechanical design automation software and engineering services used by manufacturers for the design, analysis, testing and manufacturing of mechanical products. The Company's products and services significantly reduce product development time and cost, resulting in superior product quality by enabling customers to optimize product designs prior to production.

          The Company's strategy is to establish acknowledged technological leadership by marketing a highly functional set of mechanical design automation (MDA) software tools, and by providing related engineering consulting services. The Company operates in two business segments: software products and services, and engineering services.

          The Company was incorporated under the laws of the State of Ohio in 1967. During the past five years, it has restructured certain aspects of its business. In 1992, the Company and Control Data Systems, Inc. established a joint venture company, Metaphase Technology, Inc., to market product data management software. In 1989, the Company and Nissan Motor Co., Ltd. established a Japanese joint venture company, ESTECH Corporation, to provide engineering services in Japan and the Far East.


Software Products and Services

           The Company develops and markets a comprehensive software system called I-DEAS (Trademark) (Integrated Design Engineering Analysis Software) which spans a broad range of applications for mechanical engineering including solid modeling, finite element modeling and analysis, computer-aided testing, drafting and manufacturing. I-DEAS software allows all members of the product development team to evaluate multiple product designs and manufacturing processes before final production. The latest release of the I-DEAS software, which began shipment in June 1993 is called the I-DEAS Master Series (Trademark). SDRC also markets a number of software products for product data management, allowing manufacturers to track, manage and control product information throughout the product development cycle.

          The Company's software is available on the leading engineering workstations. This hardware platform independence allows the Company's customers to operate in a heterogeneous environment, selecting and adding software modules for a broad range of hardware systems based upon their unique requirements. The productivity benefits of highly functional, integrated mechanical design automation software, when combined with the significant improvements in hardware price and performance, have increased the number of potential users who can utilize these design tools. The Company believes its products and services are of great value to companies which must accelerate design cycles in response to increased competition while simultaneously designing and manufacturing mechanical products in accordance with specific quality and cost criteria. A broad range of industries are potential users of these tools, with the highest concentration of users at aerospace, automotive, electronics and industrial equipment manufacturers.

          The Company's sales channels include a worldwide direct sales force which sells to end users, distributors, value-added resellers and hardware suppliers. In certain markets where the Company does not maintain a direct sales force, it sells its products through independent representatives.

          In 1993, one customer, Information Services International
- - - Dentsu Ltd. ("ISID"), accounted for approximately 11% of the Company's consolidated revenues. In 1991, another customer, International Business Machines Corporation ("IBM"), accounted for approximately 10% of the Company's revenues. ISID is an independent distributor of the Company's I-DEAS software in the Japanese market. IBM was an OEM distributor of I-DEAS software worldwide.


Competition

          The market for the Company's software products is highly competitive and the Company expects competitive pressure to increase in the future. To maintain its position of technological leadership, the Company must continually enhance its existing software products and pursue the development and introduction of new products.

          The Company competes against products in the CAE/CAD/CAM market including the CADAM and CATIA products marketed by IBM, the CADDS product marketed by Computervision Corporation, the UNIGRAPHICS product marketed by EDS, the I/EMS product marketed by Intergraph Corporation and the Pro/Engineer product marketed by Parametric Technology Corporation. The Company's future success will depend in a large part on its ability to further penetrate its installed customer base as well as the installed customer base of its competitors.

          The principal competitive factors in the mechanical design market for software are product functionality, product breadth, product performance, hardware platform independence, ease of use, price, customer support, technical reputation and size of installed customer base.


Engineering Services

          Building on its extensive knowledge of mechanical design automation technology and engineering applications, the Company's engineering services division provides consulting services to improve the design of its customers' products, as well as to improve its customers' engineering and manufacturing processes. The segment also serves as a systems integrator providing advanced training and technology transfer to customers to enable them to integrate and optimize their mechanical design automation investment. The division applies advanced computer simulation methods and in-depth application expertise for several types of engineering services including design audits, product design, troubleshooting and engineering process design.

          The markets for the Company's engineering services are highly competitive and include manufacturers in the aerospace, automotive, electronics and industrial equipment segments. Marketing and sales activities for the Company's engineering services are conducted using a consultative sales strategy on a targeted key account basis. The Company's senior consultants maintain continuing contact with their client counterparts and serve as integral members of the customers' design and engineering teams.

          The principal competitive factors in the market are technical expertise, applications experience, availability of computer automation tools, price and responsiveness. The Company competes against in-house engineering departments, engineering consulting companies and systems integrators.


Other Information

          Segment and geographic information is included in Note 9 to the Company's consolidated financial statements for the year ended December 31, 1993 - see Item 8.

           The Company has entered into various marketing, reference selling and similar arrangements with a number of hardware vendors including International Business Machines Corporation, Digital Equipment Corporation, Hewlett-Packard Company, Sun Microsystems, Inc. and Silicon Graphics, Inc. Under these agreements the Company's software products are generally licensed in conjunction with sales of hardware, either directly by the hardware manufacturers or by the Company in cooperation with the hardware vendors.

          The Company owns all the standard software products that it licenses with the exception of I-DEAS Documentation System, I-DEAS Drafting, I-DEAS View Markup, I-DEAS GNC, I-DEAS Post Writer, I-DEAS GNC Multi-Axis, I-DEAS Symbols Library, I-DEAS TMG, I-DEAS Wire EDM, DMCS, EDL, Metaphase 1.0 and portions of I-DEAS Mechanism Design, which it licenses from third parties. Under these license agreements, the Company pays a percentage royalty to the third parties.

          As is customary throughout the software industry, the Company relies both on copyrights and trade secrecy for proprietary protection of its software products. The duration of such protection is considered to be quite adequate given the constantly changing nature of the business. The Company also utilizes a number of trademarks, both registered and otherwise, with respect to its software products. The proprietary status of its trademarks lasts indefinitely, so long as the trademarks remain in use.

          Because of the nature of the Company's business, the Company does not believe that backlog is indicative of revenue for any succeeding period. The Company's engineering services business has contracts which vary in length from weeks to multiple years. Engineering services backlog, consisting of future payments under these contracts for work not yet performed, was approximately $4,300,000 at December 31, 1993 compared to approximately $3,600,000 at December 31, 1992 and $5,500,000 at December 31,
1991. The Company expects to complete a majority of the work required under the contracts included in the December 31, 1993 backlog figure during 1994. However, these contracts are subject to delays and/or cancellation by the customer and therefore engineering services' backlog at any given date is not necessarily reflective of actual engineering services' revenue for any future period.

          Research and development expense amounted to approximately $25,937,000, $25,369,000 and $20,966,000 in 1993,
1992 and 1991, respectively.

          As of December 31, 1993, the Company had 1,166 full-time employees, of whom 319 were engaged in research and development, 595 in sales and marketing, 165 in engineering services and 87 in general management and administration. In addition, the Company employed 21 part-time employees and cooperative students.

                              PART II

Item 6.   Selected Financial Data.

          Selected financial data for the five-year period ended has been derived from the Company's consolidated financial statements. The data has been restated from that previously published to reflect corrections of errors in the accounting for
(a) revenue recognition and revenue related expenses, (b) non-recoverable software construction costs, and (c) accrued expenses and losses. Additionally, the related income tax effects have been adjusted.

                                    Years ended December 31
(in thousands,
 except share
 data)
                      1993      1992      1991      1990      1989

Statement of
 operations data:

 Net revenue        $147,605  $149,041  $129,932  $114,269  $92,985

 Income (loss)
 before income
 taxes and
 cumulative
 effect of
 accounting change   (7,356)   13,907    14,525    16,378    14,711

 Net income (loss)  (11,732)    9,475     9,279     8,913     9,309

 Earnings (loss)
  per share:

  Before cumulative
  effect of
  accounting change    (.39)      .29       .31       .32       .35

  Net income (loss)    (.39)      .31       .31       .32       .35

 Common and common
  equivalent shares
  outstanding         29,876   30,093    29,817    27,618    26,781


Balance sheet data:

 Working capital    $ 27,474  $48,440   $45,207   $41,483   $32,874

 Total assets        134,549  136,130   119,339    99,167    82,956
   Long-term
  obligations,
  excluding current
  installments         --        --        --       2,604     2,752

  Shareholders'
  equity              84,581   92,447    80,359    60,332    48,765

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

          The Company operates in two segments: software products and services, and engineering services. Revenue in the software products and services segment consists primarily of revenue from software licenses, software maintenance contracts and customer training. Revenue in the engineering services segment is provided by consulting activities which are undertaken on either a time and materials or a fixed fee contract basis.

Software Products and Services

     The software products and services segment accounted for approximately 86%, 85% and 80% of SDRC's consolidated revenue for the years ended December 31, 1993, 1992 and 1991, respectively, and approximately (103)%, 99% and 96% of consolidated operating income
(loss) for the same periods.

     Software segment revenue in 1993 was level with 1992. Management's expectation was that 1993 revenue would increase more than the performance ultimately achieved. The license revenue in 1993 suffered in part from technical problems associated with the I-DEAS Master Series initial product release in June 1993. As a result of the technical problems, a number of customers deferred large purchase decisions until after completion of their benchmark testing of the I-DEAS Master Series software after the Company had addressed the unforeseen problems. Additionally, revenue was impacted by difficult economic conditions in Europe and Japan and by a 42% decline from an OEM customer (see Note 2). Maintenance revenue derived from annual software maintenance contracts increased 9% primarily due to license increases in prior years. Software segment revenue outside of North America accounted for 61%, 64% and 62% of revenue in 1993, 1992 and 1991, respectively. The Company expects the international market to continue to account for a significant portion of total revenue.

     The software segment incurred an operating loss of $8,657,000 in 1993 compared to 1992 operating income of $12,084,000 resulting from certain increases in cost of revenue and selling, general and administrative expenses as described below.

     The 1992 revenue increase of 22% over 1991 in the software segment resulted from major customers selecting SDRC as their primary supplier for mechanical design automation software. In addition, value added resellers contributed to the increased revenue by targeting smaller customers, particularly in the United States. Maintenance revenue derived from annual software maintenance contracts increased 28% primarily due to the Company's expanding customer base.

     Operating income in 1992 of $12,084,000 remained unchanged in comparison to $11,751,000 in 1991. The revenue growth in 1992 of $22,956,000 was offset by increased expenses throughout the Company. The Company continued to invest in incremental resources in the sales, support and technical operations in anticipation of the I-DEAS Master Series marketing launch and release anticipated in the first half of 1993.

Engineering Services

     In 1993, 1992 and 1991, the engineering services segment represented 14%, 15% and 20%, respectively, of the Company's consolidated revenue and (3%), 1% and 4% of consolidated operating income for the same periods.

     In 1993, 1992 and 1991, the engineering services segment revenue decreased 11%, 15% and 6%, respectively. The revenue reduction was due to the overall decline in consulting activities attributable to customers utilizing in-house engineering resources. The Company has continued to align the engineering services overhead cost structure with the anticipated revenue stream.

Cost and Expenses

     Cost of Revenue. Cost of revenue consists principally of the amortization of capitalized costs for the construction of software, external commissions associated with indirect marketing channels, the cost of distributing software products and the cost of providing engineering services. Cost of revenue includes $9,539,000, $3,667,000 and $3,734,000 for amortization of software construction costs in 1993, 1992 and 1991, respectively.

     Cost of revenue in 1993 increased 13% over 1992 due to the commencement of amortization of software construction costs for the I-DEAS Master Series product upon its initial release in June 1993, and approximately $3,311,000 relating to software construction costs determined to be non-recoverable upon the release of the I-DEAS Master Series product. In addition, variable costs directly associated with software product licensing and distribution increased.

     Cost of revenue for 1992 decreased 4% from 1991 primarily due to the 15% decrease in engineering services consulting costs, consistent with the 15% decline in engineering services revenue. The decrease in the engineering services consulting costs was partially offset by an increase in the software segment's variable costs directly associated with the product licensing and distribution.

     Research and Development Expenses. Research and development expenses consist primarily of expenses for development of software products that, in accordance with the Statement of Financial Accounting Standards (SFAS) No. 86, cannot be capitalized. Research and development expenses exclude capitalized software development costs of $11,282,000, $9,365,000 and $7,514,000 in
1993, 1992 and 1991, respectively.

     Research and development expenses amounted to $25,937,000, $25,369,000, and $20,966,000, in 1993, 1992 and 1991, respectively.
During 1991 and 1992, research and development expenses increased significantly in line with the Company's commitment to the technological advancement of its product line, primarily the development of the I-DEAS Master Series.

     Royalty fees paid to third parties under licensing agreements, another component of research and development expenses, increased significantly in each of the last three years. Third party royalty expenses increased 31% in 1993 over 1992 primarily due to fees associated with product data management (PDM) software developed by a joint venture investee.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of costs incurred in the software products and services segment and corporate staff. Selling, general and administrative expenses increased 18%, 26% and 25% in 1993, 1992 and 1991, respectively.

     During 1993, the Company incurred significant expenses from increased headcount in the sales and technical support organizations to promote direct sales and support new and existing customers. The primary focus was to assist the Company's customers in their transitioning efforts to the I-DEAS Master Series product introduced in June 1993. The Company anticipated higher revenue growth to offset the incremental headcount costs from sales and support activities.

     In 1993, the Company recognized expense of $4,200,000 for the settlement of a claim by a significant OEM customer. Certain discretionary employee benefits were reduced in 1993 to offset the lower than expected revenue growth as a result of technical issues associated with the initial introduction of I-DEAS Master Series.

     Throughout 1991 and 1992, the Company significantly increased headcount in the field organization to elevate sales and customer support in the upcoming transitioning efforts to I-DEAS Master Series and because of anticipated revenue growth which was ultimately less than had been expected. Continued focus and resources were placed on licensing its product through indirect channels aimed at increasing market share.

Income Taxes

     During 1993, the Company recorded tax expense of $4,376,000 on a loss of $7,356,000. Although the Company incurred a loss in 1993, there was a provision for income taxes consisting primarily of taxes currently payable to foreign jurisdictions.

     Effective January 1, 1992, the Company adopted SFAS No. 109,
"Accounting for Income Taxes." The cumulative effect (for periods prior to January 1, 1992) of applying this statement was to increase net income by $700,000 or $.02 per share for the year ended December 31, 1992.

Liquidity and Capital Resources

     During 1993, 1992 and 1991, the Company generated cash flows from operations of $19,467,000, $21,855,000 and $14,968,000, respectively. The more significant sources of cash flows from operations for 1993 include amortization and depreciation, decrease in accounts receivable and increase in accounts payable and accrued expenses. Cash receipts greater than revenue in the fourth quarter resulted in the decrease in accounts receivable. The Company has working capital of $27,474,000 at December 31, 1993. As of December 31, 1993, the Company's principal sources of liquidity were $45,503,000 of cash and investments and an unsecured bank line of credit of $15,000,000. These existing sources of liquidity and funds anticipated to be generated from operations are expected to be adequate for the Company's cash requirements in the foreseeable future. See Note 8 to the consolidated financial statements for additional commitments and contingencies. The Company paid no dividends in 1991 through 1993 and intends to continue its policy of retaining earnings to finance future growth. The Company has no current commitments for material capital expenditures. The Company does not expect inflation to have a material impact on its future operations.

Pending Changes in Accounting Principles

     In 1994 the Company will be required to adopt SFAS Nos. 112 and 115. See Notes 2 and 6 to the consolidated financial statements.

Equity in Losses of Affiliate

     During 1992, the Company formed a corporate joint venture, Metaphase Inc. Metaphase is involved in developing and marketing PDM software. The Company's equity in the losses of affiliate represents its share of Metaphase start-up losses in 1992 and 1993.

                              PART III

Item 8.   Financial Statements and Supplementary Data.


          Index to financial statements

          Financial statements                                Pages

          Report of independent accountants . . . . . . . . . . .13
          Consolidated statement of operations
          for the three years ended December
          31, 1993  . . . . . . . . . . . . . . . . . . . . . 14-15
          Consolidated balance sheet at December
          31, 1993, 1992 and 1991 . . . . . . . . . . . . . . 16-18
          Consolidated statement of shareholders'
          equity for the three years ended
          December 31, 1993 . . . . . . . . . . . . . . . . . 19-20
          Consolidated statement of cash flows for
          the three years ended December 31, 1993 . . . . . . 21-22
          Notes to the consolidated financial statements  . . 23-38

          Financial statement schedules

          I     Marketable securities - other investments  .  . .39
          VIII  Valuation and qualifying accounts  . . . . . . . 44
          X     Supplementary income statement information  . .  45

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Financial statements of companies in which the Company owns equity interests ranging from 30% to 50% have been omitted because the registrant's proportionate share of the income or losses from continuing operations before income taxes, and total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets.

                      Report of Independent Accountants



To The Board of Directors and
Shareholders of Structural Dynamics
Research Corporation



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Structural Dynamics Research Corporation and its subsidiaries at December 31, 1993, 1992 and 1991, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2(i), in 1992 the Company changed its method of accounting for income taxes.




Price Waterhouse LLP
Cincinnati, Ohio
January 13, 1995

CONSOLIDATED STATEMENT OF OPERATIONS
Structural Dynamics Research Corporation

                          Year ended December 31

(in thousands,
except share data)
                        1993      1992      1991

      __________________________________________________
Revenue:

 Software products
 and services           $ 93,591  $ 95,494  $79,297

 Maintenance              33,882    31,023   24,264

 Engineering services     20,132    22,524   26,371

    Net revenue          147,605   149,041  129,932

Cost and expenses:

 Cost of revenue          37,503    33,141   34,570

 Research and
 development expenses     25,937    25,369   20,966

 Selling, general and
 administrative
 expenses                 92,549    78,318   62,179

  Total cost and
  expenses               155,989   136,828  117,715

   Operating income
   (loss)                (8,384)    12,213   12,217

Equity in losses of
 affiliate                 (614)     (410)      ---

Other income,
principally interest       1,642     2,104    2,308

Income (loss) before
income taxes and
cumulative effect
of accounting change     (7,356)    13,907   14,525

Income tax expense        4,376      5,132    5,246

Net income (loss)
before cumulative
effect of accounting
change                   (11,732)    8,775    9,279

Cumulative effect
of accounting change        ---        700      ---

Net income (loss)        $(11,732)   $9,475   $9,279

Earnings (loss)
per share:

 Primary

   Before cumulative
    effect of
    accounting change    $ (.39)      $ .29    $ .33
   Cumulative effect
    of accounting
    change                  ---         .02      ---
    Net income (loss)    $ (.39)      $ .31    $ .33

 Fully diluted

   Before cumulative
    effect of
    accounting change    $ (.39)      $ .29    $ .31
   Cumulative effect
     of accounting
     change                ---          .02      ---
   Net income (loss)     $ (.39)      $ .31    $ .31

Common and common
equivalent shares:

 Primary                  29,876      30,093    28,424

 Fully diluted            30,091      30,093    29,817

CONSOLIDATED BALANCE SHEET
Structural Dynamics Research Corporation


                              December 31
(in thousands,
except share data)
                          1993      1992      1991
Assets

Current assets:

 Cash and cash
 equivalents           $ 34,783   $ 31,661   $ 31,319

 Investments             10,720     20,752     16,490

 Trade accounts
 receivable, net         20,567     26,944     22,713

 Other accounts
 receivable               5,902      7,993      4,235

 Prepaid expenses         5,144      4,427      4,335

  Total current assets   77,116     91,777     79,092

Long-term investments    10,547       ---        ---

Property and equipment,
at cost:

 Computer and
 other equipment          36,055    32,248    29,515

 Office furniture
 and equipment             9,079     8,217     6,958

 Leasehold improvements    3,594     3,449     3,294

                          48,728    43,914    39,767

 Less accumulated
 depreciation
 and amortization         32,897    27,243    24,853

   Net property
  and equipment           15,831    16,671    14,914

Computer software
construction costs, net   28,457    26,420    20,462

Other assets               2,598     1,262     4,871

   Total assets           $134,549  $136,130  $119,339

See accompanying notes to consolidated financial statements.

                              December 31
(in thousands,
except share data)
                          1993       1992       1991
Liabilities and
Shareholders' Equity

Current liabilities:

 Accounts payable       $  6,512   $  4,037   $  6,386

 Accrued expenses         24,699     20,741     16,621

 Accrued income taxes      5,371      5,358        438

 Deferred revenue         13,060     13,201     10,440

   Total current
   liabilities            49,642     43,337     33,885

Deferred income
taxes and other              326        346      5,095

Commitments and
contingencies (Note 8)

Shareholders' equity:

 Common stock, stated
 value $.0069 per share.
 Authorized 100,000
 shares in 1993 and
 1992 and 50,000 shares
 in 1991; outstanding
 shares - 28,709,
 28,136 and 27,081 net
 of 1,612, 1,762 and
 2,036 shares
 in treasury                 199       195         188


 Capital in excess
 of stated value          45,376    41,474      38,440

 Retained earnings        39,625    51,357      41,882

 Foreign currency
 translation adjustment    (619)     (579)       (151)

   Total shareholders'
   equity                 84,581    92,447      80,359

   Total liabilities
   and shareholders'
   equity                $134,549   $136,130    $119,339

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Structural Dynamics Research Corporation
                                                                 Foreign       Total
                        Common stock      Capital in             currency      share-
                        outstanding       excess of     Retained translation   holders'
(in thousands)      Shares  Stated value  stated value  earnings adjustment    equity
Balances December
31, 1990             25,670   $ 178       $27,427       $32,603       $124      $ 60,332

 Transactions
 involving
 employee stock
 plans               1,444       10        11,702                               11,712

 Purchases of
 treasury stock       (33)                  (689)                               (689)

 Net income                                               9,279                 9,279

 Foreign currency
 translation
 adjustment                                                          (275)      (275)

Balances December
31, 1991            27,081      188        38,440        41,882      (151)      80,359

 Transactions
 involving
 employee stock
 plans               1,178        8         4,621                               4,629

 Purchases of
 treasury stock      (123)      (1)       (1,587)                               (1,588)

 Net income                                               9,475                 9,475

 Foreign currency
 translation
 adjustment                                                          (428)      (428)

Balances December
31, 1992            28,136      195        41,474        51,357      (579)      92,447

 Transactions
 involving
 employee stock
 plans                 582        4         4,067                               4,071

 Purchases of
 treasury stock        (9)                  (165)                               (165)

 Net loss                                              (11,732)                 (11,732)

 Foreign currency
 translation
 adjustment                                                           (40)      (40)

Balances December
31, 1993            28,709     $199       $45,376      $39,625      $(619)      $ 84,581

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Structural Dynamics Research Corporation
                         Year ended December 31
(in thousands)          1993      1992      1991
_____________________________________________________

Cash flows from
operating activities:

 Net income (loss)      $(11,732) $ 9,475   $ 9,279

 Adjustments to
 reconcile net income
 (loss) to net cash
 provided by operating
 activities:

   Depreciation and
   amortization            6,990     7,009     6,885

   Amortization of
   computer software
   construction
   costs                   9,539     3,667     3,734

   Provision for
   deferred income
   taxes                    ---       (77)     (5,929)

   Equity in losses
   of affiliate              614       410       ---

   Changes in assets
   and liabilities:

     (Increase) decrease
     in accounts
     receivable, net        8,468   (7,989)    (1,497)

     Increase in
     prepaid expenses       (717)     (92)     (1,254)

     Increase in
     accounts payable
     and accrued expenses   6,433     1,771     3,825

     Increase (decrease)
     in accrued income
     taxes                     13     4,920      (325)

     (Decrease) increase
     in deferred revenue     (141)    2,761       250

                            _________________________
       Net cash provided
       by operating
       activities           19,467    21,855    14,968

Cash flows from
investing activities:

 Purchases of
 investments, net           (515)     (4,262)   (16,490)

 Additions to
 property and
 equipment, net            (6,150)    (8,764)   (10,940)

 Disposition of
 facilities                  ---        ---       3,224

 Additions to
 computer software
 construction costs        (11,282)   (9,365)   (7,514)

 Additions to
 purchased computer
 software                   (296)       (260)   (3,540)

Investment in
 joint venture             (1,500)    (1,477)     ---

 Other, net                 (468)        2        404
                         ____________________________
    Net cash used
    in investing
    activities             (20,211)   (24,126)  (34,856)

Cash flows from
financing activities:

 Stock issued under
 employee benefit plans     4,071       4,629    11,712

 Purchases of
 treasury stock             (165)      (1,588)    (689)

 Decrease in
 long-term obligations       ---         ---     (2,716)

   Net cash provided
   by financing activities  3,906      3,041      8,307

Effect of exchange
rate changes on cash         (40)       (428)      (275)

Increase (decrease)
in cash and cash
equivalents                 3,122        342      (11,856)

Cash and
cash equivalents:

 Beginning of period        31,661       31,319    43,175


 End of period              $34,783      $31,661   $31,319


Cash paid during
the year for:

 Income taxes               $ 4,450      $ 3,957    $ 3,915

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Structural Dynamics Research Corporation

(1)  Introduction

     The financial statements included herein have been restated from those previously published to reflect corrections of errors in the accounting for (a) revenue recognition and revenue related expenses, (b) the write off of non-recoverable software construction costs, and (c) accrued expenses and losses. Additionally, the related income tax effects have been adjusted.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in which the Company has significant influence, but not control, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

     (b)  Revenue Recognition

     The use of software programs is licensed through the Company's direct sales force and by specific arrangements with certain hardware vendors and distributors. Revenue generated from licenses is recognized when the following criteria have been met: (a) a written order for the unconditional purchase of software has been received, (b) the Company has delivered the products and performed substantially all services for which it was committed, (c) the customer is obligated to pay and (d) realization of the amounts due is probable. When customers have the right to return products, revenue recognition is deferred until the right to return expires.

     Under the terms of a licensing agreement with an OEM customer, the Company was unable to determine the amount of revenue earned until cash was received from the customer. Amounts recorded as revenue on the cash basis were $7,877,000, $13,599,000 and $13,544,000 in 1993, 1992 and 1991, respectively. This licensing agreement was terminated subsequent to 1993.

     Maintenance revenue is recognized ratably over the term of the agreement and represents the substantial component of deferred revenue.

     The Company recognizes revenue and expense on engineering consulting contracts based on the percentage of completion method of accounting. When losses are estimated to occur on these contracts, the entire estimated loss is recognized at that time.


     (c)     Earnings (Loss) Per Share

     Primary earnings (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock option grants using the treasury stock method. Fully diluted earnings per share includes the additional dilutive effect of stock option grants using end of period market values, if that value is more dilutive.

     (d)     Cash Equivalents

     The Company considers investments in certificates of deposit, commercial paper, overnight repurchase agreements with banks and interest bearing accounts with maturities of less than 90 days to be cash equivalents. Repurchase agreements totalled $15,566,000 $20,248,000 and $24,820,000 at December 31, 1993, 1992 and 1991,
respectively. The Company takes possession of the securities underlying repurchase agreements and monitors the underlying market values to assure that sufficient collateral exists to cover the Company's initial investment and accrued interest.

     (e)     Investments

     The Company invests in securities comprised of marketable securities and certificates of deposit which are carried at cost, approximating market value.

     Effective January 1, 1994, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 115. SFAS No. 115 will require the Company to distinguish between those securities held for sale and those for which the ability and intent to hold to maturity exist; the effect of adopting SFAS No. 115 is not material.

     (f)     Property and Equipment

     Depreciation is primarily computed on the straight-line method. Leasehold improvements are amortized on the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvement. The general ranges of years used in calculating depreciation and amortization are: computer and other equipment, 2-5 years; office furniture and equipment, 7 years; leasehold improvements, 1-10 years.

     (g)     Computer Software Construction Costs

     The Company designs, develops and markets computer software products. Costs related to the construction of software are capitalized and are amortized over the useful lives of such software, which are estimated to be no more than five years. Computer software construction costs are shown net of accumulated amortization of approximately $27,357,000, $17,816,000 and $14,149,000 at December 31, 1993, 1992 and 1991, respectively. At
December 31, 1993, computer software construction costs, net, include only those costs related to current software products. Amortization is the greater of the amount computed using (a) the ratio that current gross revenue bears to the total of current and anticipated future years' revenue, or (b) the straight-line method over the remaining estimated economic lives of the software products. The Company included in amortization expense approximately $3,311,000, $68,000 and $95,000 for the years ended December 31, 1993, 1992 and 1991, respectively, related to software construction costs determined to be non-recoverable.

    (h)    Foreign Currency Translation and Hedging Contracts

    The functional currency of the engineering services foreign operations is their local currency and their assets and liabilities are translated at year-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders' equity. For foreign software products and services operations, the U.S. dollar is the functional currency and foreign currency gains and losses, which are not material, are included in determining net income.

    In 1993, the Company began hedging certain portions of its exposure to foreign currency fluctuations by utilizing forward foreign exchange contracts. At December 31, 1993, the Company had contracts maturing in January, 1994 to exchange foreign currencies for $12,100,000. Gains and losses associated with these financial instruments are recorded currently in income to offset the foreign exchange gains and losses on the assets and liabilities being hedged. The interest element of the foreign currency instruments is recognized over the life of the contract. Should the counterparty to these contracts fail to meet its obligations, the Company would be exposed to foreign currency fluctuations, along with the cost, if any, to extinguish the contracts.

     (i)     Income Taxes

     The Financial Accounting Standards Board has issued SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The standard requires that a valuation allowance be provided against a deferred tax asset when the Company believes it is more likely than not that the deferred tax amount will not be realized.

     Effective January 1, 1992, the Company adopted SFAS No. 109.
The cumulative effect of applying this statement was to increase net income by $700,000 or $.02 per share in 1992. Previously, income taxes were accounted for under the deferred method.

     The Company does not accrue Federal income taxes on undistributed earnings of its foreign subsidiaries that have been, or are intended to be, permanently reinvested. Undistributed earnings amounted to approximately $2,986,000 at December 31, 1993.

     (j)     Concentration of Credit Risk

     The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe and the Far East. In 1993 and 1991 the Company generated revenue from a significant customer aggregating 11% and 10%, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses which management believes to be adequate in the circumstances.

     The Company invests its excess cash with major financial institutions with strong credit ratings and, by policy, limits the amount of credit exposure in any one such institution.

     (k)     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and forward foreign exchange contracts approximate fair value.

     (3)     Supplemental Consolidated Balance Sheet Data
             (in thousands)

                                        December 31

Trade accounts
receivable, net,
consists of:                      1993        1992       1991
Trade accounts receivable        $22,918     $28,641    $23,453

Allowance for doubtful
accounts and reserve
for returns and allowances       (2,351)     (1,697)      (740)

                                 $20,567     $26,944    $22,713



Accrued expenses consist of:

Accrued compensation              $9,470     $10,009     $9,284

Accrued taxes other than
income taxes                       2,036       1,406      1,289

Accrued marketing costs            3,936         223         --

Accrued royalties                    102       1,548      1,277

Other                              9,155       7,555      4,771



                                  $24,699     $20,741    $16,621

     (4)     Leases

     Future minimum lease payments under noncancellable operating leases for the five years ending December 31, 1998 approximate $9,967,000, $6,678,000, $4,918,000, $3,877,000 and $3,505,000,
respectively, and thereafter $58,198,000. Total rental expense under operating leases for the years ended December 31, 1993, 1992 and 1991 approximated $10,673,000, $9,673,000 and $8,226,000, respectively.

     (5)    Shareholders' Rights Plan

     On July 19, 1988, the Board of Directors adopted a Shareholders' Rights Plan to protect shareholders' interests in the event of an unsolicited attempt to gain control of the Company.
The Rights become exercisable if a person acquires 20% or more of the Company's outstanding common stock (Common Stock) or announces a tender offer which would result in a person or group acquiring 20% or more of the Common Stock (Distribution Date). If, at any time following the Distribution Date, and the Company has not redeemed the Rights, the Company becomes the surviving corporation in a merger or a person becomes the beneficial owner of 20% or more of the Common Stock (Triggering Date), each holder of a Right will have the right to purchase shares of Common Stock having a value equal to two times the Right's exercise price of $110. If, at any time following the Triggering Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, each holder of a Right shall have the right to purchase shares of Common Stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights expire on August 10, 1998, and may be redeemed by the Company for $.01 per Right. As a result of two stock splits, each outstanding share of Common Stock is now entitled to one fourth (1/4) of a Right.

     (6)     Common Stock and Employee Benefit Plans

     On April 16, 1991, the shareholders adopted the 1991 Employee Stock Option Plan. Under the 1991 plan, the Company has reserved 5,300,000 shares of previously unissued common stock. Options to purchase such shares may be granted to key employees and executive officers at the fair market value at the date of grant.

     Also, on April 16, 1991, the shareholders adopted the Director's Non-Discretionary Stock Option Plan which converted the Amended and Restated 1986 Stock Option Plan into a non-discretionary plan allowing future grants to outside directors at the fair market value at the date of grant. Under the original 1986 plan, the Company had reserved 7,000,000 shares of previously unissued common stock. The status of all outstanding options previously granted to employees remained unchanged.

     Under the plans, employee options expire ten years from the date of grant and are exercisable as follows: 33% on the first anniversary of the grant date; 67% on the second anniversary; and all or any remaining options on the third anniversary until expiration. Director options expire five years from the date of grant and are exercisable 50% upon expiration of six months from the grant date and all or any remaining options on the first anniversary of the grant date until expiration. As of December 31, 1993 there were approximately 4,287,000 shares on which options were exercisable.

     (6)     Common Stock and Employee Benefit Plans cont.

Transactions with respect to the Company's stock options for the years ended December 31, 1991, 1992 and 1993 were as follows:

                                                     Option Price
                              Shares                  Per Share

Shares under option
December 31, 1990             5,491,000                $ 1.25-11.75

Granted                       1,893,000                $13.09-24.44

Exercised                     1,373,000                $ 1.25-11.75

Cancelled                        71,000                $ 1.38-20.13

Shares under option
December 31, 1991             5,940,000                $ 1.25-24.44

Granted                       1,684,000                $10.59-28.75

Exercised                     1,103,000                $ 1.25-20.13

Cancelled                       135,000                $ 9.88-23.75

Shares under option
December 31, 1992             6,386,000                $ 1.25-28.75

Granted                       1,627,000                $13.06-20.18

Exercised                       439,000                $ 1.25-16.25

Cancelled                       164,000                $ 9.88-28.75

Shares under option
December 31, 1993             7,410,000                $ 1.38-28.75

     On December 12, 1990 the Company's Board of Directors established a Stock Purchase Plan. Under the plan all domestic full-time employees who are non-executive officers are entitled to purchase the Company's common stock at 90% of fair market value. Employees electing to participate must contribute at least one percent with a maximum of ten percent of the participants' base salary and commissions each month. All incidental expenses related to the issuance of these shares including the 10% discount have been charged to income. The plan has no fixed expiration date, may be terminated by the Company at any time and has no limitation on the number of shares that may be issued.

     The Company provides retirement benefits to employees principally through contributory defined contribution retirement plans. Expenses related to these plans totaled $943,000, $1,686,000, and $1,237,000 in 1993, 1992 and 1991, respectively.

     In 1993 the Financial Accounting Standards Board adopted SFAS No. 112, which requires that employers accrue for post-employment benefits other than pensions when certain criteria are met. The Company provides such benefits to certain employees pursuant to statutorily mandated programs and Company policy. The Company will adopt SFAS No. 112 in 1994. The cumulative impact of the adoption will be to reduce income by $3,896,000 in the first quarter of 1994.

     (7)   Income Taxes (in thousands)

The provision for
income taxes consists
of the following:                 Year ended December 31
                            1993           1992         1991

Federal:

   Current                   $   --        $  387       $7,130

   Deferred                      --           (77)      (5,929)
                            ___________________________________
                                 --           310        1,201

State                           500           979        1,384


Foreign                       3,876         3,843        2,661
                             _____________________________________
                             $4,376        $5,132       $5,246

Deferred state and foreign
taxes are not material.
The provision for income
taxes differs from
the amounts computed by
using the statutory  U.S.
Federal income tax rate.
The reasons for the
differences are as follows:

Computed expected income
tax expense (benefit)          ($2,575)       $4,728       $4,938

Increase (reduction)
resulting from:

  Losses without tax benefit    2,575           --           --

  State taxes, net of
  federal benefit                 500            646          914

  Research and experimentation
  credit                          --           (354)        (579)

  Foreign taxes, without
  current benefit               3,876            --           --

  Other, net                      --             112         (27)

                                _________________________________
                               $4,376         $5,132       $5,246
The tax effects of temporary
differences that gave rise to
the deferred tax assets and deferred
tax liabilities were as follows:

                                         Year ended December 31
                                           1993          1992



Deferred tax assets:

      Revenue recognition and
        accounts receivable                $18,276       $9,363
      Property and equipment                   959          895
      Other liabilities and reserves           998           45
      Tax credit carryforwards               2,661        2,823
      Other                                    802          938
         Total deferred tax assets          23,696       14,064
     Valuation Allowance                   (14,628)      (6,095)
           Net deferred tax assets           9,068        7,969
Deferred tax liabilities:
      Computer software construction
       costs, net of amortization           (9,068)      (7,969)
         Total net deferred taxes          $     0       $    0


For the year ended December 31, 1991, the sources of deferred taxes were primarily the expensing of computer software construction costs, timing of revenue recognition and depreciation differences between financial statement and tax purposes.

Of the $2,661 in credit carryforwards available at December 31, 1993, $360 of foreign tax credits expire in 1997, $750 and $800 of research and experimentation credits expire in 2007 and 2008, respectively, and $751 of alternative minimum taxes never expire.

The net change in the valuation allowance for deferred tax assets was an increase of $8,533 in 1993 and $6,095 in 1992. Of these amounts, $1,692 and $6,057 respectively, are attributable to stock option deductions, the benefit of which will be credited to capital in excess of stated value when realized.

     (8)     Commitments and Contingencies

     The Company had an unsecured $15,000,000 bank line of credit that may be used from time to time to facilitate short-term cash flow. The line of credit expired in December 1994.

     In September 1994, the Company announced that in the course of an internal examination, it had discovered that a number of purported sales to or through third-party distribution channels apparently did not reflect actual sales and that, as a result, it would be necessary to restate the Company's financial results (see
Note 1). The Company also announced that it had terminated its Vice President and General Manager of Far East Operations.

     On September 15, 1994, the first of a total of 12 class action lawsuits and two derivative lawsuits was filed. All of these suits were filed in the United States District Court, Southern District of Ohio and alleged a variety of causes of action under the federal securities laws and Ohio corporate law. Two of the class action lawsuits were later voluntarily dismissed. The remaining cases were then consolidated into one proceeding entitled In Re:
Structural Dynamics Research Corporation Securities Litigation, Consolidated Master File No. C-1-94-630. The complaint demands money damages in an unspecified amount.

     The plaintiffs in this case presently consist of 22 individuals who allegedly purchased shares of the Company's Common Stock between February 3, 1992 and September 14, 1994. The consolidated complaint contains allegations intended to support the certification of a class of plaintiffs.

     The defendants include the Company, certain directors and former officers.

     The Securities and Exchange Commission has commenced a formal private investigation of the Company arising out of the same facts which gave rise to the above-described litigation.

     The Company intends to defend itself vigorously in this litigation but is unable, at this time, to determine the amount of loss, if any, that may result from these matters. Management does not believe the ultimate outcome of these matters will have a material adverse impact on the Company's financial position.

     The Company is involved in other legal proceedings arising from the normal course of business, none of which, in management's opinion, is expected to have a material adverse impact on the Company's financial position.

     Pursuant to certain contractual obligations, the Company has agreed to indemnify its directors and officers under certain circumstances against claims arising from lawsuits. The Company may be obligated to indemnify certain of its directors and officers for the costs they may incur as a result of the lawsuits.

(9)  Segment and Geographic Information (in thousands)

                                                Year ended December 31, 1993
                                                                          Depreciation
                                                                          and
Financial data                              Operating      Identifiable   Amortization    Capital
by segment                         Revenue  Income (loss)  Assets         Expense         Expenditures

Software products and services    $127,473  $(8,657)       $ 67,922       $4,521         $ 4,340
Engineering services                20,132      273           8,455        1,316           1,323
Corporate                               --       --          58,172        1,153             487

  Consolidated                    $147,605  $(8,384)       $134,549       $6,990         $ 6,150

                                                Year ended December 31, 1992
Software products and services    $126,517   12,084        $ 63,562       $4,270         $ 7,101
Engineering services                22,524      129           9,721        1,453             750
Corporate                               --       --          62,847        1,285             913

  Consolidated                    $149,041  $12,213        $136,130       $7,008         $ 8,764

                                                Year ended December 31, 1991
Software products and services    $103,561    $11,751      $ 52,774       $3,743         $ 2,628
Engineering services                26,371        466        12,409        2,314           1,957
Corporate                               --         --        54,156          828           6,355

  Consolidated                    $129,932    $12,217      $119,339       $6,885         $10,940

Financial data by
geographic area
(Corporate general
expenses are not allocated
to operating income by
geographic area):            Year ended December 31, 1993

                                     Operating       Identifiable
                       Revenue       Income (loss)   Assets

North America          $ 57,760       $ 1,407        $ 41,821
Europe                   47,497        (8,142)         30,352
Far East                 42,348         4,209           4,204
Corporate                    --        (5,858)         58,172

  Consolidated         $147,605       $(8,384)       $134,549


                              Year ended December 31, 1992

North America           $ 54,188      $ 3,875        $ 40,550
Europe                    49,266          783          24,200
Far East                  45,587       14,447           8,533
Corporate                    --        (6,892)         62,847

  Consolidated          $149,041      $12,213        $136,130


                               Year ended December 31, 1991

North America            $ 49,975    $  2,762        $ 35,345
Europe                     44,451       4,965          18,869
Far East                   35,506      10,932          10,969
Corporate                     --       (6,442)         54,156

  Consolidated           $129,932    $ 12,217        $119,339

     (10)  Quarterly Results of Operations (Unaudited)

     The following table sets forth selected unaudited quarterly financial information (in thousands, except per share data) for
1993 and 1992. The Company believes that all necessary adjustments have been included to present fairly the selected quarterly information.
                          Three months ended                Year ended

                      March,     June       September   December   December
                      31, 1993   30, 1993   30, 1993    31, 1993   31, 1993

Net revenue           $ 33,506   40,428     35,057      38,614     $147,605
Operating results     $   (47)   (2,456)    (4,117)     (1,764)    $ (8,384)
Net income (loss)     $  (636)   (3,657)    (4,991)     (2,448)    $(11,732)
Earnings (loss) per
share:
  Primary             $  (.02)     (.12)      (.16)       (.08)    $   (.39)
  Fully diluted       $  (.02)     (.12)      (.16)       (.08)    $   (.39)


                           Three months ended               Year ended

                       March      June      September   December   December
                       31, 1992   30, 1992  30, 1992    31, 1992   31, 1992

Net revenue            $ 34,369   39,160     32,686      42,826    $149,041
Operating results      $  3,459    5,624        692       2,438    $ 12,213
Net income             $  3,285    4,089        734       1,367    $  9,475
Earnings per share:
  Primary              $    .11      .14        .02         .05    $    .31*
  Fully diluted        $    .11      .14        .02         .05    $    .31*


*  Per share amounts are not additive.


                                              SCHEDULE I



         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

                 MARKETABLE SECURITIES - OTHER INVESTMENTS

                     DECEMBER 31, 1993, 1992 AND 1991

                              (in thousands)


                                  Cost, Market and Carrying Value
                                   1993        1992         1991

Repurchase Agreements with
  The Fifth Third Bank of
  Cincinnati, OH secured by
  U.S. Government securities      $15,566     $20,248      $24,820

Repurchase Agreements with
  Wells Fargo Bank
  San Francisco, CA secured
  by U.S. Government and
  corporate securities              1,046         --           --

Repurchase Agreements with
  Gabelli O'Connor
  Greenwich, CT secured
  by U.S. Government and
  corporate securities              3,131          --           --

Repurchase Agreements with
  Smith Barney Shearson
  Chicago, IL secured
  by U.S. Government securities     3,030          --           --

Repurchase Agreements with
  Merrill Lynch and The Bank
  of New York, NY secured
  by U.S. Government securities      --            --           500

Certificates of Deposit in
  institutions insured by the
  U.S. Government                  10,233        20,752      16,490

U.S. Treasury Obligations with
  Gabelli O'Connor
  Greenwich, CT                       487          --           --

U.S. Treasury Obligations with
  Wells Fargo Bank
  San Francisco, CA                 6,563          --           --

Government/Agency Variable Rate
  with Gabelli O'Connor
  Greenwich, CT                     3,984          --           --

               Total              $44,040       $41,000     $41,810


Above amounts are included in the balance sheet captions of "cash and cash equivalents", "investments" and "long-term investments".

                                                    SCHEDULE VIII


     STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

               VALUATION AND QUALIFYING ACCOUNTS

           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                          (in thousands)

                      Balance at                          Balance
                      Beginning   Charged to              at End
Description           of Period   Income      Deductions  of Period

Accounts Receivable:

 Year ended December
 31, 1991                $409        414          83      $  740


 Year ended December
 31, 1992                $740      1,625         668      $1,697

 Year ended December
 31, 1993                $1,697    1,790       1,136      $2,351


                                                      SCHEDULE X


       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

             SUPPLEMENTARY INCOME STATEMENT INFORMATION

            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                           (in thousands)




                                 1993         1992          1991


Maintenance and repairs        $ 3,245       $2,990        $2,920

Royalties                      $ 8,411       $6,422        $5,145

Advertising                    $ 4,297       $3,111        $2,763


Other items have been omitted in each year since they are less than 1% of total revenue or are disclosed elsewhere in the financial statements.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Reporting Matters

     Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, KPMG Peat Marwick LLP withdrew its opinion with respect to the Company's financial statements for the years ended December 31, 1993, 1992 and 1991 and resigned as the Company's auditors under circumstances which may be deemed to have involved a disagreement. Such matters are described in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 1994, as amended by a Form 8-K/A filed with the Securities and Exchange Commission on November 15, 1994, each of which is incorporated herein by reference.


                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     A.1. and 2. Financial statements and financial statement schedules:

          See Part III, Item 8 for index to financial statements and related financial statement schedules, which is hereby incorporated herein by reference.

     A.3. Exhibits:

                              Exhibit                  Reference

          3(a)  Amended Articles of Incorporation of
                Registrant, including subsequent
                updates                                Note (h)

          3(b)  Amended Code of Regulations of
                Registrant                             Note (a)

          4     Shareholder Rights Plan                Note (b)

          10(a) Structural Dynamics Research
                Corporation Tax Deferred Capital
                Accumulation Plan dated January 1,
                1989                                   Note (f)

          10(b) Executive Employment Agreement
                between Registrant and Ronald J.
                Friedsam dated February 15, 1993       Note (h)

          10(d) Form of Structural Dynamics
                Research Corporation Director
                Class A Common Stock Option
                Agreement                              Note (a)

          10(e) Structural Dynamics Research
                Corporation 1991 Employee Stock
                Option Plan                            Note (e)

          10(f) Structural Dynamics Research
                Corporation Directors' Non-
                Discretionary Stock Option Plan        Note (e)

          10(g) Joint Venture Agreement between
                Structural Dynamics Research
                Corporation and Nissan Motor Co.,
                Ltd.                                   Note (c)

          10(h) Joint Venture Agreement between
                Structural Dynamics Research
                Corporation and Vickers, Inc.,
                a Trinova Company                      Note (d)

          10(i) Lease agreement (including
                amendments #1 and #2) between
                Park 50 Development Company Limited
                Partnership and Structural Dynamics
                Research Corporation                   Note (f)

          10(j) Joint Venture Formation Agreement
                between Structural Dynamics Research
                Corporation and Control Data
                Systems, Inc.                          Note (g)

           11   Statement regarding computation
                of per share earnings

           22   Subsidiaries of the Registrant         Note (h)

           24   Consent of Independent Accountants

          NOTE REFERENCE:
          (a)  Incorporated by reference to the Company's
               Registration Statement No. 33-16541,which was originally filed on August 17, 1987 and became effective on September 29, 1987.

          (b) Incorporated by reference to the Company's report on Form 8-K filed on August 3, 1988.

          (c) Incorporated by reference to the Company's report on Form 10-Q dated May 12, 1989.

          (d) Incorporated by reference to an exhibit filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

          (e) Incorporated by reference to the Company's definitive Proxy Statement dated March 11, 1991.

          (f) Incorporated by reference to an exhibit filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

          (g) Incorporated by reference to an exhibit filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

          (h)  Incorporated by reference to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1993 as originally filed on March 11, 1994.

b.  Reports on Form 8-K

    None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STRUCTURAL DYNAMICS RESEARCH CORPORATION



January 13, 1995                   By /s/ Albert F. Peter
Date                               (Albert F. Peter, Acting Chief Executive
                                    Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Albert F. Peter           Acting Chief Executive       January 13, 1995
(Albert F. Peter)             Officer and Director         (Date)
                              (Principal Executive Officer)


/s/ Jeffrey J. Vorholt        Vice President               January 13, 1995
(Jeffrey J. Vorholt)          and Controller (Principal    (Date)
                              Financial and Accounting
                              Officer)


/s/ William P. Conlin         Director                     January 13, 1995
(William P. Conlin)                                        (Date)


/s/ Ronald J. Friedsam        Director                     January 13, 1995
(Ronald J. Friedsam)                                       (Date)


/s/ Robert P. Henderson       Director                     January 13, 1995
(Robert P. Henderson)                                      (Date)


/s/ Ted H. McCourtney         Director                     January 13, 1995
(Ted H. McCourtney)                                        (Date)


/s/ John E. McDowell          Director                     January 13, 1995
(John E. McDowell)                                         (Date)


/s/ Gilbert R. Whitaker, Jr.  Director                     January 13, 1995
(Gilbert R. Whitaker, Jr.)                                 (Date)