Form 10-Q/A
period 1994-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1994

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

                    Yes [X]                       No [ ]

  As of April 29, 1994 there were 28,851,931 shares of the Registrant's Common Stock without par value issued and outstanding.
  The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:


                             PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

 STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Operations
 For the Three Month Periods Ended March 31, 1994 and 1993
                   (Unaudited)

        (in thousands, except share data)


                                   Three Months Ended March 31,
                                        1994            1993
Revenue:

 Software products and services      $ 23,449        $ 19,965
 Maintenance                            8,702           8,237
 Engineering services                   4,644           5,304
   Net revenue                         36,795          33,506

Cost and expenses:

 Cost of revenue                        8,010           7,645
 Research and development expenses      8,040           6,184
 Selling, general and
  administrative expenses              24,072          19,724
   Total cost and expenses             40,122          33,553

   Operating (loss)                   (3,327)            (47)

Equity in losses of affiliates          (195)           (133)
Other income, principally interest        411             420

Income (loss) before income taxes
 and cumulative effect of accounting
 change                               (3,111)             240
Income taxes                            1,203             876

Income (loss) after income taxes
 and before cumulative effect of
 accounting change                    (4,314)           (636)

Cumulative effect of accounting
 change                               (3,896)            --

     Net income (loss)               $(8,210)        $  (636)

Earnings (loss) per share:
 Before cumulative effect of
  accounting change                  $  (.14)        $  (.02)
 Cumulative effect of
  accounting change                     (.13)             --

 Earnings (loss) per share           $  (.27)        $  (.02)

Average number of shares of
 common stock and common stock
 equivalents outstanding               30,154           29,586


See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet
                March 31, 1994 and December 31, 1993
                          (Unaudited)

                         (in thousands)



                                      March 31,        December 31,
                                        1994              1993
Assets

Current assets:
 Cash and cash equivalents            $ 28,139          $ 34,783
 Investments                            14,975            10,720
 Trade accounts receivable, net         20,249            20,567
 Other accounts receivable               7,805             5,902
 Prepaid expenses                        6,408             5,144

   Total current assets                 77,576            77,116

Long-term investments                   11,335            10,547

Property and equipment, at cost:
 Computer and other equipment           36,220            36,055
 Office furniture and equipment          9,155             9,079
 Leasehold improvements                  3,628             3,594


                                        49,003            48,728


Less accumulated depreciation and
 amortization                           34,033            32,897

   Net property and equipment           14,970            15,831

Computer software construction
 costs, net                             28,311            28,457
Other assets                             2,524             2,598

   Total assets                       $134,716          $134,549

See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                    March 31, 1994 and December 31, 1993
                               (Unaudited)

                      (in thousands, except share data)

                                          March 31,     December 31,
                                            1994           1993
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                       $  5,653        $  6,512
  Accrued expenses                         26,336          24,699
  Accrued income taxes                      4,958           5,371
  Deferred revenue                         17,414          13,060

    Total current liabilities              54,361          49,642

Cumulative share of losses in affiliate     3,000             --

Deferred income taxes and other               322             326

Shareholders' equity:
  Common stock, stated value $.0069
    per share; 100,000 authorized
    shares in 1994 and 1993; 28,847
    issued shares in 1994 and 28,709
    issued shares in 1993, net of
    1,612 treasury shares in 1994
    and 1,612 in 1993                         200             199
  Capital in excess of stated value        46,237          45,376
  Retained earnings                        31,415          39,625
  Unrealized loss on investments             (198)             --
  Foreign currency translation
   adjustment                                (621)           (619)

    Total shareholders' equity              77,033         84,581



    Total liabilities
    and shareholders' equity              $134,716        $134,549



See accompanying notes to consolidated financial statements.

  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Statement of Cash Flows
  For the Three Month Periods Ended March 31, 1994 and 1993
                      (Unaudited)

                    (in thousands)

                                       Three Months Ended March 31,
                                            1994         1993
Net cash provided by (used in)
  operating activities                    ($ 2,700)    $ 4,663

Cash flows from investing activities:
  Purchases of investments, net             (5,241)    (3,966)
  Additions to property and
   equipment, net                             (913)    (1,767)
  Additions to computer software
   construction costs                       (1,450)    (2,408)
  Additions to purchased
   computer software                           (73)       (75)
  Change in joint venture investment          3,000        --
  Other, net                                  (127)      (146)
     Net cash used in
      investing activities                  (4,804)    (8,362)

Cash flows from financing activities:
  Stock issued under employee
    benefit plans                               863      1,488
  Purchases of treasury stock                   (1)       (21)
      Net cash provided by
       financing activities                     862      1,467

Effect of exchange rate changes
  on cash                                       (2)      (104)

Decrease in cash and
  cash equivalents                          (6,644)     (2,336)

Cash and cash equivalents:
   Beginning of period                       34,783      31,661

   End of period                            $28,139     $29,325

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

(2)  Restatement of Financial Statements

The financial statements included herein have been restated from those previously published to reflect corrections of errors in the accounting for (a) revenue recognition and revenue related expenses, (b) the write off of non-recoverable software construction costs, and (c) accrued expenses and losses. Additionally, the related income tax effects have been adjusted. The financial statements have also been restated to reflect the equity in losses of a German investee and the adoption of SFAS No. 112.

(3)  Change in Accounting Principle

In 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits" for benefits attributable to employees' service previously rendered. As such, the Company has recognized a one-time charge of $3,896 net of income tax benefits. The annual incremental charge for future periods is not anticipated to be material.

(4)  Formation of Central European Joint Venture

In March 1994, the Company formed a joint venture with Siemens Nixdorf Informationssysteme AG (SNI). The Company and SNI contributed certain assets, cash and loans to the venture, known as SDRC Software and Services GmbH (SDRC GmbH), along with the rights to certain software products owned by SNI. Although the Company received a 50.1% interest in the venture, it does not exercise sufficient control to treat SDRC GmbH as a consolidated subsidiary.


(5)  Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (in thousands)



Revenue

Consolidated revenue increased by $3,289 (or 10%) for the three months ended March 31, 1994 as compared to the corresponding 1993 period. Software segment's revenue increased 14% over the corresponding quarter in 1993. License revenue increased by 31% as compared to prior year's quarter due in part to the growing acceptance of the I-DEAS Master Series in the marketplace. This increase was partially offset by a decline in revenue from a significant customer. Maintenance revenue increased 6% over prior year's quarter, primarily due to the Company's expanding customer base. Engineering services segment revenue decreased 12% from decreased consulting activities.

Expenses

Cost of revenue in 1994 increased 5% as compared to the prior year quarter primarily due to increased amortization of capitalized software and other variable cost increases directly associated with software revenue. Amortization of software development costs increased $1,030 over the prior year's quarter. Third-party author fees increased by $548 to 33% over the prior year's quarter due to increased software revenues, particularly from product data management (PDM) software licenses. Engineering services' cost decreased by 12% due to lower resource requirements as a result of declining revenue.

Research and development expense, which cannot be capitalized in accordance with Statement of Financial Accounting Standards No. 86, increased by 30% as compared to prior year's level. Capitalized software construction costs decreased $958 from the prior year's quarter, as significant non-capitalizable development resources were expended. The Company continues to commit significant resources to the technological advancement of its software product line.

Selling, general and administrative expenses increased by 22% in 1994 over 1993 due to continued expansion of the field sales and support organization, as well as increased general corporate expenses. Management's expectation was that the 1994 revenue growth would increase more than performance ultimately achieved.

Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.

Other

Other income (principally interest income) has decreased slightly due to declining interest earned from lower interest percentage rates on cash and short-term investments.

In 1994, the Company adopted SFAS 112 "Employers' Accounting for Postemployment Benefits" for benefits attributable to employees' service previously rendered. As such, the Company has recognized a one-time charge of $3,896 net of income tax benefits. The annual incremental charge for future periods is not anticipated to be material.

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


Item 5.  Other Information

In March of 1994, the Company and Siemens Nixdorf Informationssysteme AG (SNI) formed a joint venture, SDRC Software and Services GmbH, to supply mechanical CAE/CAD/CAM software and services in Central Europe. SDRC has a 50.1% interest in the joint venture company which is headquartered in Frankfurt, Germany and will serve customers in Germany, Switzerland and Austria. This investment in which the Company has significant influence, but not control, is accounted for under the equity method.


Liquidity and Capital Resources




At March 31, 1994, the Company had cash and investments of $54,449. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.



                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (A)  Exhibits filed as part of this report:

       11(a) Calculation of Primary Loss Per Common Share

       11(b) Calculation of Fully Diluted Loss Per Common Share

    (B)  Reports on Form 8-K filed during the quarter ended March
         31, 1994:  None


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