Form 10-Q/A
period 1994-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1994

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

                    Yes [X]                       No [ ]

  As of July 31, 1994 there were 28,876,535 shares of the Registrant's Common Stock without par value issued and outstanding.
  The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

                             PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

   STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
           Consolidated Statement of Operations
     For the Three Month and Six Month Periods
               Ended June 30, 1994 and 1993
                     (Unaudited)

           (in thousands, except share data)



                            Three Months         Six Months
                            Ended June 30,       Ended June 30,
                             1994       1993      1994      1993
Revenue:

 Software products
  and services              $28,922   $ 26,666   $52,371   $46,631
 Maintenance                  8,915      8,340    17,617    16,577
 Engineering services         4,872      5,422     9,516    10,726

   Net revenue               42,709     40,428    79,504    73,934

Cost and expenses:

 Cost of revenue              8,535     12,768    16,545    20,413
 Research and
  development expenses        7,943      6,580    15,983    12,764
 Selling, general and
  administrative expenses    22,724     23,536    46,796    43,260

   Total cost and expenses   39,202     42,884    79,324    76,437

   Operating income (loss)    3,507    (2,456)       180   (2,503)

Equity in losses
 of affiliates              (2,235)      (263)    (2,430)    (396)
Other income,
 principally interest           679       355       1,090      775


Income (loss) before
 income taxes and
 cumulative effect
 of accounting
 change                       1,951    (2,364)    (1,160)  (2,124)
Income taxes                    359      1,293      1,562    2,169

Income (loss) after
 income taxes and
 before cumulative
 effect of
 accounting change            1,592    (3,657)    (2,722)  (4,293)

Cumulative effect
 of accounting change           --        --      (3,896)      --

     Net income (loss)       $1,592   $(3,657)   $(6,618)  $(4,293)

Earnings (loss) per share:
 Before cumulative effect
 of accounting change        $  .05   $  (.12)   $  (.09)  $  (.14)
 Cumulative effect
 of accounting change           --         --       (.13)      --
 Earnings (loss)
  per share                  $  .05   $  (.12)   $  (.22)  $  (.14)

Average number of
 shares of common
 stock and common stock
 equivalents outstanding     29,702     29,719     29,862    30,267



See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet
                June 30, 1994 and December 31, 1993
                          (Unaudited)

                         (in thousands)



                                        June 30,       December 31,
Assets                                    1994             1993

Current assets:
 Cash and cash equivalents              $ 24,481        $ 34,783
 Investments                              16,179          10,720
 Trade accounts receivable, net           28,157          20,567
 Other accounts receivable                 7,210           5,902
 Prepaid expenses                          5,985           5,144

   Total current assets                   82,012          77,116

Long-term investments                     11,607          10,547

Property and equipment, at cost:
  Computer and other equipment            36,761          36,055
  Office furniture and equipment           9,039           9,079
  Leasehold improvements                   3,682           3,594

                                          49,482          48,728

Less accumulated depreciation and
 amortization                             34,851          32,897

   Net property and equipment             14,631          15,831

Computer software construction
 costs, net                               29,195          28,457
Other assets                               2,251           2,598

   Total assets                         $139,696        $134,549


See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                    June 30, 1994 and December 31, 1993
                               (Unaudited)

                    (in thousands, except share data)

                                           June 30,     December 31,
                                             1994          1993
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                       $  6,327       $  6,512
  Accrued expenses                         28,003         24,699
  Accrued income taxes                      3,696          5,371
  Deferred revenue                         18,918         13,060

    Total current liabilities              56,944         49,642

Cumulative share of losses
  in affiliates                             4,131             --
Deferred income taxes and other               317            326

Shareholders' equity:
 Common stock, stated value $.0069
  per share; 100,000 authorized shares
  in 1994 and 1993; 28,843 issued
  shares in 1994 and 28,709 issued
  shares in 1993 net of 1,632 treasury
  shares in 1994 and 1,612 in 1993          200            199
 Capital in excess of stated value        46,213         45,376
 Retained earnings                        33,007         39,625
 Unrealized loss on investments             (505)            --
 Foreign currency translation
  adjustment                                (611)          (619)

    Total shareholders' equity             78,304         84,581


    Total liabilities and
      shareholders' equity               $139,696       $134,549


See accompanying notes to consolidated financial statements.

        STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Cash Flows
         For the Six Month Period Ended June 30, 1994 and 1993
                               (Unaudited)

                              (in thousands)

                                         Six Months Ended June 30,
                                             1994         1993
Net cash provided by
  operating activities                  $     342    $   8,174

Cash flows from investing activities:
  Purchases of investments, net            (7,024)       1,393
  Additions to property and
   equipment, net                          (2,235)      (3,510)
  Additions to computer software
   construction costs                      (4,186)      (5,357)
  Additions to purchased
   computer software                          (85)        (175)
  Change in joint venture investment        2,239           --
  Other, net                                 (199)        (185)

     Net cash used in
      investing activities                (11,490)      (7,834)

Cash flows from financing activities:
  Stock issued under employee
    benefit plans                           1,039        2,183
  Purchases of treasury stock                (201)         (21)

      Net cash provided by (used in)
       financing activities                   838        2,162

Effect of exchange rate changes
  on cash                                       8           16

Increase (decrease) in cash and
  cash equivalents                        (10,302)       2,518

Cash and cash equivalents:
   Beginning of period                     34,783       31,661

   End of period                          $24,481      $34,179



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

(2)  Restatement of Financial Statements

The financial statements included herein have been restated from those previously published to reflect corrections of errors in the accounting for (a) revenue recognition and revenue related expenses, (b) the write-off of non-recoverable software construction costs, (c) accrued expenses and losses. Additionally, the related income tax effects have been adjusted. The financial statements have also been restated to reflect the equity in losses of a German investee and the adoption of Statement of Financial Accounting Standard (SFAS) No. 112.

(3)  Change in Accounting Principle

In 1994, the Company adopted Statement of Financial Accounting Standards SFAS No. 112 "Employers' Accounting for Postemployment Benefits" for benefits attributable to employees' service previously rendered. As such, the Company has recognized a one-time charge of $3,896 net of income tax benefits. The annual incremental charge for future periods is not anticipated to be material.


(4)  Formation of Central Europe Joint Venture

In March of 1994, the Company formed a Central European joint venture with Siemens Nixdorf Informationssysteme AG (SNI). The Company and SNI contributed certain assets, cash and loans to the venture, known as SDRC Software and Services GmbH (SDRC GmbH), along with the rights to certain software products owned by SNI. Although the Company received a 50.1% interest in the venture, it does not exercise sufficient control to treat SDRC GmbH as a consolidated subsidiary. Under certain loss sharing provisions of the venture agreement the Company may be required to make additional capital investments in SDRC GmbH.

(5)  Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations (in thousands)


Revenue

Consolidated revenue increased by $2,281 (or 6%) and $5,570 (or 8%) for the three and six months ended June 30, 1994, respectively, as compared to the corresponding 1993 periods. During the second quarter and six months ending June 30, 1994, the software segment revenue increased $2,831 (or 8%) and $6,780 (or 11%) for the comparable periods over 1993 due to the continuing worldwide demand for the Company's product line. This growth comparison excludes the revenue of SDRC GmbH beginning in the second quarter of 1994 as its results are accounted for under the equity method. Engineering services segment revenue decreased 10% and 11% for the three and six months ended June 30, 1994, respectively, as compared to the corresponding 1993 periods due to a decrease in the Company's consulting activities.


Expenses

During the second quarter and six months, cost of revenue in 1994 decreased 33% and 19%, respectively, from the comparable prior year periods. This decrease resulted from a 1993 write-off of unamortized software construction costs determined to be non-recoverable upon the release of the I-DEAS Master Series (Trademark) product. Engineering services costs declined by 22% during the second quarter and 17% for the six months from the comparable prior year periods, in alignment with the decline in engineering services revenue.

Research and development expenses which cannot be capitalized in accordance with Statement of Financial Accounting Standards No. 86 increased 21% and 25% for the second quarter and six months from the prior year periods due to the Company's continued commitment to the technological advancement of its software product line.

Selling, general and administrative expenses decreased 3% for the second quarter and increased 8% for the six months in 1994 over 1993. These comparisons exclude the German joint venture expenses beginning in the second quarter of 1994 as its results of operations are now accounted for under the equity method of accounting.


Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.

Net earnings in the second quarter of 1994 were positively impacted by the receipt of a federal income tax refund related to foreign tax credits. The refund increased net income by $1,754 or $.06 per share in the quarter.


Other

Other income (principally interest) has increased due to the interest received on the second quarter federal income tax refund.


Quarterly Results

During the second quarter of 1994, the Company shipped a scheduled maintenance release of the I-DEAS Master Series (Trademark) software which further enhanced its quality and performance. However, there can be no assurance that there will not be additional unforeseen problems with this product, which could have an adverse effect on the Company's quarterly results. In addition, quarterly results could not be impacted by factors such as order deferrals, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period.




Liquidity and Capital Resources

At June 30, 1994, the Company had cash and investments of $52,267. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.



                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (A)  Exhibits filed as part of this report:

        11(a) Calculation of Primary Earnings (Loss) Per Common
              Share

        11(b) Calculation of Fully Diluted Earnings (Loss) Per
              Common Share

    (B)  Reports on Form 8-K filed during the quarter ended June
         30, 1994:  None

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