Form 10-Q
period 1994-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-01-17
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q

                               (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1994

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

                    Yes [X]                       No [ ]

  As of October 31, 1994 there were 28,883,873 shares of the Registrant's Common Stock without par value issued and outstanding.


                             PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

   STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Operations
        For the Three Month and Nine Month Periods
            Ended September 30, 1994 and 1993
                         (Unaudited)

              (in thousands, except share data)


                            Three Months         Nine Months
                            Ended September 30,  Ended September
30,
                            1994       1993      1994       1993
Revenue:

 Software products
  and services            $29,043    $21,722   $  81,414  $  68,353
 Maintenance                8,587      8,612      26,204     25,189
 Engineering services       4,860      4,723      14,386     15,449

   Net revenue             42,500     35,057     122,004    108,991

Cost and expenses:

 Cost of revenue            8,440      8,639      24,985     29,052
 Research and
  development expenses     10,048      6,703      26,031     19,467
 Selling, general and
  administrative expenses  22,477     23,832      69,273     67,092

   Total cost
   and expenses            40,965     39,174     120,289    115,611

   Operating
   income (loss)            1,535    (4,117)       1,715    (6,620)

Equity in losses
 of affiliates            (1,070)      (134)     (3,500)      (530)
Other income,
 principally interest         548        482       1,638      1,257


Income (loss) before
 income taxes and
 cumulative effect
 of accounting
 change                     1,013    (3,769)       (147)    (5,893)
Income taxes                1,005      1,222       2,567      3,391


Income (loss) after
 income taxes and
 before cumulative
 effect of
 accounting change              8    (4,991)     (2,714)    (9,284)

Cumulative effect
 of accounting change         --         --      (3,896)       --

     Net income (loss)    $     8   $(4,991)    $(6,610)   $(9,284)

Earnings (loss)
 per share:
 Before cumulative
  effect of
  accounting change       $  .00    $  (.16)    $  (.09)   $  (.30)
 Cumulative effect
  of accounting
  change                     --          --        (.13)       --
 Earnings (loss)
  per share               $  .00    $  (.16)    $  (.22)   $  (.30)

Average number of
 shares of common
 stock and common
 stock equivalents
 outstanding              29,339      30,378      29,474     30,786



See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet
               September 30, 1994 and December 31, 1993
                          (Unaudited)

                         (in thousands)



                                 September 30,        December 31,
                                     1994                 1993
Assets

Current Assets:
 Cash and cash equivalents         $ 24,646            $ 34,783
 Investments                         19,271              10,720
 Trade accounts receivable, net      28,102              20,567
 Other accounts receivable            8,639               5,902
 Prepaid expenses                     6,125               5,144

   Total current assets              86,783              77,116

Long-term investments                 8,667              10,547

Property and equipment, at cost:
  Computer and other equipment       38,079              36,055
  Office furniture and equipment      9,192               9,079
  Leasehold improvements              3,701               3,594

                                     50,972              48,728

Less accumulated depreciation and
 amortization                        36,328              32,897

   Net property and equipment        14,644              15,831

Computer software construction
 costs, net                          29,722              28,457
Other assets                          2,361               2,598

   Total assets                     $142,177           $134,549




See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheet
                 September 30, 1994 and December 31, 1993
                               (Unaudited)

                     (in thousands, except share data)

                                     September 30,     December 31,
                                         1994              1993
Liabilities and
Shareholders' Equity

Current liabilities:
  Accounts payable                      $  5,831       $  6,512
  Accrued expenses                        31,500         24,699
  Accrued income taxes                     3,821          5,371
  Deferred revenue                        17,159         13,060

    Total current liabilities             58,311         49,642

Cumulative share of losses
 in affiliate                              4,561             --
Deferred income taxes and other              312            326

Shareholders' equity:
  Common stock, stated value $.0069
    per share; 100,000 authorized
    shares in 1994 and 1993;
    28,843 issued shares in 1994
    and 28,709 issued shares in
    1993 net of 1,632 treasury
    shares in 1994 and 1,612
    in 1993                                  201            199
  Capital in excess of stated value       46,835         45,376
  Retained earnings                       33,015         39,625
  Unrealized loss
    on investments                          (457)            --
  Foreign currency translation
   adjustment                               (601)          (619)

    Total shareholders' equity            78,993         84,581


    Total liabilities and
      shareholders' equity              $142,177       $134,549


See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statement of Cash Flows
       For the Nine Month Period Ended September 30, 1994 and 1993
                              (Unaudited)
                            (in thousands)

                                   Nine Months Ended September 30,
                                               1994         1993
Net cash provided by
  operating activities                      $ 4,843      $12,165

Cash flows from investing activities:
  Purchases of investments, net              (7,128)      (1,859)
  Additions to property and
   equipment, net                            (3,999)      (5,014)
  Additions to computer software
   construction costs                        (6,516)      (8,153)
  Additions to purchased
   computer software                            (97)        (284)
  Change in joint venture
   investments                                1,452       (1,170)
  Other, net                                   (171)        (189)

     Net cash used in
      investing activities                  (16,459)     (16,669)

Cash flows from financing activities:
  Stock issued under employee
    benefit plans                             1,819         3,547
  Purchases of treasury stock                  (358)         (38)

      Net cash provided by
       financing activities                   1,461         3,509

Effect of exchange rate changes
  on cash                                        18          (33)

Decrease in cash and
  cash equivalents                          (10,137)      (1,028)

Cash and cash equivalents:
   Beginning of period                       34,783       31,661

   End of period                            $24,646      $30,633

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

(2)  Change in Accounting Principle

In 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits" for benefits attributable to employees' service previously rendered. As such, the Company has recognized a one-time charge of $3,896 net of income tax benefits. The annual incremental charge for future periods is not anticipated to be material.

(3)  Formation of Central European Joint Venture

In March 1994, the Company formed a Central European joint venture with Siemens Nixdorf Informationssysteme AG (SNI). The Company and SNI contributed certain assets, cash and loans to the venture, known as SDRC Software and Service GmbH ("SDRC GmbH"), along with the rights to certain software products owned by SNI. Although the Company received a 50.1% interest in the venture, it does not exercise sufficient control to treat SDRC GmbH as a consolidated subsidiary. Under the certain loss sharing provisions of the venture agreement the Company may be required to make additional capital investments in SDRC GmbH.

(4)  Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.

Net earnings in the nine months ended September 30, 1995 were positively impacted by the receipt of a federal income tax refund related to foreign tax credits. The refund increased net income by $1,754 or $.06 per share.

(5)  Contingencies

Part II, Item 1 of this Form 10Q describes certain litigation to which the Company is subject, and is incorporated herein by reference. With respect to these matters, the Company intends to defend itself vigorously. The Company is not able to determine the ultimate outcome of these matters nor the degree of loss (if any) which could arise therefrom; however, these matters are not expected to have a materially adverse impact on the Company's financial position.


Item 2   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
(in thousands)

Revenue

Consolidated revenue increased by $7,443 (or 21%) and $13,013 (or
12%) for the three and nine months ended September 30, 1994, respectively, as compared to the corresponding 1993 periods.
During the third quarter and nine months, the software segment's revenue in 1994 increased $7,296 (or 24%) and $14,076 (or 15%) for the comparable periods over 1993 due to the mid-1993 release of the I-DEAS Master Series product. This growth comparison excludes the SDRC GmbH's revenue beginning in second quarter of 1994 as it is accounted for under the equity method. Engineering services segment revenue increased 3% for the three months and decreased 7% for the nine months ended September 30, 1994, respectively, as compared to the corresponding 1993 periods.

Expenses

During the third quarter and nine months ended September 30, 1994, cost of revenue decreased 2% and 14%, respectively, from the comparable prior year periods. Engineering services costs declined by 19% and 17% for the three month and nine month periods ended September 30, 1994, as compared to prior year periods, in alignment with the decline in engineering services revenue. The significant year to date decrease from prior year resulted from the second quarter 1993 write-off of unamortized software construction costs associated with previously capitalized software construction costs determined to be nonrecoverable upon release of I-DEAS Master Series.

Research and development expenses which cannot be capitalized in accordance with Statement of Financial Accounting Standards No. 86 increased 50% for the third quarter and 34% for the nine months. Third party author fees included in research and development expenses increased by $2,054 or 81% over the prior year quarter due to increased software revenues, particularly from product management (PDM) software licenses. Capitalized software construction costs increased slightly from the prior year quarter. The Company continues to commit significant resources to the technological advancement of its software product line.

Selling, general and administrative expenses decreased 6% for the third quarter and increased 3% for the nine months in 1994 over 1993. These comparisons exclude the German joint venture expenses beginning in the second quarter of 1994 as its results of operations are now accounted for under the equity method.

Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors have the impact of disturbing the effective tax rate from the expected statutory rate.

Other

Other income (principally interest income) has increased for the third quarter and nine months ended September 30, 1994 due to higher interest rates and from interest received on the second quarter federal income tax refund.


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

Liquidity and Capital Resources

On September 30, 1994, the Company had cash and investments of $52,584. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future. The Company believes that its cash resources are adequate for its capital requirements.


                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On September 14, 1994, the Company announced that in the course of an internal examination it had discovered that a number of purported sales to or through third party distribution channels apparently did not reflect actual sales and that, as a result, it would be necessary to restate the Company's financial results for the years 1992 and 1993 and the first two quarters of 1994. The Company also announced that it had terminated its Vice President and General Manager of Far East Operations.

On September 15, 1994, the first of a total of 12 class action lawsuits and two derivative lawsuits was filed. All of these suits were filed in the United States District Court, Southern District of Ohio and alleged a variety of causes of action under the federal securities laws and Ohio corporate law. Two of the class action lawsuits were subsequently dismissed. The remaining cases were subsequently consolidated into one proceeding entitled In Re:
Structural Dynamics Research Corporation Securities Litigation, Consolidated Master File No. C-1-94-630. The complaint demands money damages in an unspecified amount.

The plaintiffs in this case presently consist of 22 individuals who allegedly purchased shares of the Company's Common Stock between February 3, 1992 and September 14, 1994. The consolidated complaint contains allegations intended to support the certification of a class of plaintiffs.

The defendants include the Company, Ronald J. Friedsam (a director and the former chief executive officer of the Company), Robert A. Fischer (a former Senior Vice President of the Company), Albert F. Peter (a director and the current acting chief executive officer of the Company), Gilbert R. Whitaker (a director of the Company), Ronald H. Hoffman (former chief financial officer of the Company), Tony Tolani (former Vice President and General Manager of Far East Operations of the Company), and KPMG Peat Marwick (the Company's former independent auditors).

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

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits filed as part of this report:

        11(a) Calculation of Primary Earnings (Loss) Per Common
Share

        11(b) Calculation of Fully Diluted Earnings (Loss) Per
Common Share

        27    Financial Data Schedule

    (b)  Reports on Form 8-K filed during the quarter ended
September 30, 1994:  None


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