Form 10-K
period 1994-12-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-03-28
CIK 820235

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549
                         __________________

                              FORM 10-K
                         __________________

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          Commission file number 33-16541
 December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                         __________________

As of March 6, 1995 the latest practicable date, 29,191,175 shares of Common Stock were outstanding. The aggregate market value of
Common Stock held by non-affiliates was approximately $205,408,245 at that date.
                         __________________

                 DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Registrant's Annual Report to Shareholders for the year ended
December 31, 1994.
                     Part I, Part II and Part IV
Registrant's definitive Proxy Statement dated March 20, 1995.
                    Part II, Part III and Part IV

Registrant's Form 8-K dated November 2, 1994 and Form 8-K/A dated
November 15, 1994
                               Part II
                         __________________

                               PART I.

Item 1.  Business.
General

Structural Dynamics Research Corporation (the "Company" or "SDRC") is a leading international supplier of mechanical design automation software and engineering services used by manufacturers for the design, analysis, testing and manufacturing of mechanical products. SDRC is also a leader in product data management (PDM) systems, which provide a comprehensive approach to the management and control of engineering information. The Company's products and services significantly reduce product development time and cost, resulting in superior product quality by enabling customers to optimize product designs prior to production.

The Company's strategy is to establish acknowledged technological leadership in marketing a highly functional set of mechanical design automation (MDA) and product data management software tools and providing related engineering consulting services. The Company operates in two business segments: software products and services and engineering services.

The Company was incorporated under the laws of the State of Ohio in 1967. During the past five years, it has restructured certain aspects of its business. In 1994, the Company and Siemens Nixdorf Informationssysteme AG (SNI) formed a joint venture, SDRC Software and Services GmbH, to supply mechanical CAE/CAD/CAM software and services in Central Europe. In 1992, the Company and Control Data Systems, Inc. established a joint venture company, Metaphase Technology, Inc., to market product data management software. In 1989, the Company and Nissan Motor Co., Ltd. established a Japanese joint venture company, ESTECH Corporation, to provide engineering services in Japan and the Far East.


Software Products and Services

The Company develops and markets a comprehensive software system called I-DEAS (Integrated Design Engineering Analysis Software) which spans a broad range of applications for mechanical engineering including solid modeling, finite element modeling and analysis, computer-aided testing, drafting and manufacturing. The latest release of the I-DEAS software, which began shipment in mid 1993 is called the I-DEAS Master Series. I-DEAS software allows all members of the product development team to work together to study multiple product concepts and performance characteristics when the cost and complexity of change is minimal. The ability to design and optimize a product concept as a solid model, before a physical product exists, increases effectiveness of a team approach to new product development.

SDRC also markets product data management software which helps track and manage data associated with the product throughout the development process. The latest release of product data management software, Metaphase Series 2 was announced in September, 1994. Metaphase Series 2 is based on the product line of Metaphase Technology, Inc. First customer shipments occurred in the fourth quarter of 1994.

The Company's software is available on the leading engineering workstations. This hardware platform independence allows the Company's customers to operate in a heterogeneous environment, selecting and adding software modules for a broad range of hardware systems based upon their unique requirements. The productivity benefits of leading-edge capabilities, such as unprecedented ease-of-use, team oriented product development, best-in-class design, integrated simulation and integrated applications, have increased the number of potential users who can utilize these tools. The Company believes its products and services are of great value to companies which must accelerate, improve and streamline design processes in response to increased competition while simultaneously designing and manufacturing mechanical products in accordance with specific quality and cost criteria. A broad range of industries are potential users of these tools, with the highest concentration of users at automotive, electronics, aerospace, and industrial equipment manufacturers.

The Company's sales channels include a worldwide direct sales force, distributors, value-added resellers and hardware suppliers. In certain markets where the Company does not maintain a direct sales force, it licenses its products through independent representatives.

In 1993 and 1994 one customer, Information Services
International-Dentsu Ltd. ("ISID"), accounted for approximately 11% of the Company's consolidated revenues. ISID is an independent distributor of the Company's I-DEAS software in the Japanese market.


Seasonality

Historically, the Company has tended to realize a disproportionate amount of its total revenue in each quarter during the last month of the quarter, and to realize a disproportionate amount of its total annual revenue during the fourth quarter of each year.


Competition

The market for the Company's software products is highly competitive and the Company expects competitive pressure to increase in the future. To maintain its position of technological leadership, the Company must continually enhance its existing software products and pursue the development and introduction of new products. There can be no assurance that the Company will be successful in developing or marketing new products. In addition, there can be no assurance that any new products will adequately achieve market acceptance. The Company expects that the adverse publicity relating to the restatement of previously issued financial results will result in increased competitive challenges. There can be no assurances that competition will not have a material adverse effect on the Company's results of operations.

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


The markets for the Company's engineering services are highly competitive and include manufacturers in the automotive, electronics, aerospace and industrial equipment segments. Marketing and sales activities for the Company's engineering services are conducted using a consultative sales strategy on a targeted key account basis. The Company's senior consultants maintain continuing contact with their client counterparts and serve as integral members of the customers' design and engineering teams.

The principal competitive factors in the market are technical expertise, applications experience, availability of computer automation tools, price and responsiveness. The Company competes against in-house engineering departments, engineering consulting companies and systems integrators.


Other Information

Segment and geographic information is included on page 46 of the Company's Annual report to Shareholders for the year ended December 31, 1994, which is incorporated herein by reference.

The Company has entered into various marketing, reference selling and similar arrangements with a number of hardware vendors including Digital Equipment Corporation, Hewlett-Packard Company, Sun Microsystems, Inc. and Silicon Graphics, Inc. Under these agreements the Company's software products are generally licensed in conjunction with sales of hardware, either directly by the hardware manufacturers or by the Company in cooperation with the hardware vendors.

The Company owns all the standard software products that it licenses with the exception of I-DEAS Documentation System, I-DEAS Drafting, I-DEAS View Markup, I-DEAS GNC, I-DEAS Post Writer, I-DEAS GNC Multi-Axis, I-DEAS Symbols Library, I-DEAS TMG, I-DEAS Wire EDM, DMCS, EDL, Metaphase and portions of I-DEAS Mechanism Design, which it licenses from third parties. Under these license agreements, the Company pays a percentage royalty to the third parties.

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

Because of the nature of the Company's business, the Company does not believe that backlog is indicative of revenue for any succeeding period. The Company's engineering services business has contracts which vary in length from weeks to multiple years. Engineering services backlog, consisting of future payments under these contracts for work not yet performed, was approximately $8,843,000 at December 31, 1994 compared to approximately $4,300,000 at December 31, 1993 and $3,600,000 at December 31,
1992. The Company expects to complete a majority of the work required under the contracts included in the December 31, 1994 backlog figure. However, these contracts are subject to delays and/or cancellation by the customer and therefore engineering services' backlog at any given date is not necessarily reflective of actual engineering services' revenue for any future period.

Research and development expense amounted to approximately
$33,560,000, $25,937,000 and $25,369,000 in 1994, 1993 and 1992,
respectively.

As of December 31, 1994, the Company had 1,162 full-time employees, of whom 270 were engaged in research and development, 633 in sales and marketing, 174 in engineering services and 85 in general management and administration. In addition, the Company employed 8 part-time employees and cooperative students.

Special Charge

In the fourth quarter of 1994, the Company initiated a plan to cut costs and strengthen its competitive position by reducing its workforce by 87 people. These employees were primarily product development, marketing and administrative personnel. As a result, the Company recognized a charge of $1,247,000 for severance costs and outplacement assistance for employees. In 1994, the Company paid $303,000 to these employees. At December 31, 1994, the Company had accrued severance benefits of $944,000 related to this matter. In February, 1995, the Company further reduced its workforce and will record a related charge to income of approximately $1,000,000.



Item 2. Properties.

The following table sets forth certain information, as of December 31, 1994, with respect to principal properties in which the Company and its subsidiaries conduct their operations:

                           Space Used In
                Ownership  Operations
Location        Or         (Square           Principal Activities
                Lease       Feet)

Cincinnati,     Lease      221,000           Headquarters Office
Ohio            (expires                     Facilities, Technical
                2011)                        Development Center,
                                             Marketing, Engineering
                                             Consulting and
                                             Administration

San Diego,       Lease      25,000           Consulting Center
California       (expires
                 1999)

Hitchin,         Lease      18,000            European Headquarters
England          (expires                     Office Facilities
                 2068)

Hitchin,         Lease      15,000            European Headquarters
England          (expires                     Office Facilities
                 2017)

Paris,           Lease      18,000            Southern Europe
France           (expires                     Office Facilities
                 2002)

Frankfurt,       Lease      19,000            Central Europe Office
Germany          (expires                     Facilities
                 1999)

Tokyo,           Lease       8,000            Far East Office
Japan            (expires                     Facilities
                 1995)

Management of the Company considers the above properties to be adequate and suitable for present purposes.


Item 3.   Legal Proceedings.

Securities Litigation and Related Matters

On September 14, 1994, the Company announced that in the course of an internal examination, it had discovered that a number of purported sales to or through third-party distribution channels apparently did not reflect actual sales and that, as a result, it would be necessary to restate the Company's financial results. The Company also announced that it had terminated its Vice President and General Manager of Far East Operations. The Company issued its restated financial statements for the years ended December 31, 1993, 1992, and 1991 on January 16, 1995.

On September 15, 1994, the first of a total of 12 class action lawsuits and two derivative lawsuits was filed. All of these suits were filed in the United States District Court, Southern District of Ohio and alleged a variety of causes of action under the federal securities laws and Ohio corporate law. Two of the class action lawsuits were later voluntarily dismissed. The remaining class action cases were then consolidated into one proceeding. The consolidated class action complaint demands money damages in an unspecified amount.

The plaintiffs in the class action case presently consist of 22 individuals who allegedly purchased shares of the Company's Common Stock between February 3, 1992 and September 14, 1994. The defendants include the Company, certain directors and former officers. The consolidated complaint contains allegations intended to support the certification of a class of plaintiffs, and in February 1995 the plaintiffs filed a motion to certify the class. The court has not yet acted on this motion.

The shareholder derivative cases are proceeding separately from the class action case. The plaintiffs in these cases consist of two shareholders of the Company who are asserting claims on behalf of the Company against various defendants consisting of certain of the Company's directors and former officers. The Company is a nominal defendant in these cases. The complaints seek unspecified money damages.

The Company intends to defend itself vigorously in all such litigation but is unable, at this time, to determine the amount of loss that may result from these matters. In addition, the Securities and Exchange Commission has commenced a formal, private investigation of the Company arising out of the same facts which gave rise to the above-described litigation. The Company is cooperating with this investigation but is unable to determine, at this time, the probable outcome.

Other Litigation

In December, 1994, Ashlar Incorporated ("Ashlar") filed a lawsuit against the Company in the United States District Court for the Northern District of California alleging that certain computer aided design products made, used or sold by the Company infringe certain patents held by Ashlar. The Company has denied the allegations and filed a counterclaim for a judgment declaring that it has not infringed, induced infringement or otherwise contributed to the infringement of these patents. The counterclaim filed by the Company also seeks to have the court declare that these patents are invalid, void and unenforceable. The Company denies that any of its products infringe the Ashlar patents and intends to vigorously contest the Ashlar allegations.


Additional Executive Officers of the Registrant (at March 6, 1995).
Item.


Name                        Age     Position

William P. Conlin*          61      Chairman of the Board
Albert F. Peter*            52      President and Chief Executive
                                    Officer
Albert L. Klosterman        52      Senior Vice President and Chief
                                    Scientist
Jack W. Martz               49      Senior Vice President - PDM
                                    Business Development
John A. Mongelluzzo         36      Vice President, Secretary and
                                    General Counsel
Martin Neads                46      Senior Vice President - SDRC
                                    Operations
Edward P. Neenan            49      Senior Vice President - Human
                                    Resources
Jeffrey J. Vorholt          42      Vice President, Chief Financial
                                    Officer and Treasurer

* Member of Board of Directors


Mr. Conlin has served as Chairman of the Board since February, 1995. Prior to that time, Mr. Conlin has served on the Board of Directors since April, 1993. Mr. Conlin is currently a private consultant to CEOs of several advanced technology companies and serves as an active board member of many privately-held corporations. Mr. Conlin has 35 years experience in the computer industry, with the last 20 being executive positions including his election to corporate senior vice president and member of the six-person executive committee at Burroughs. From November, 1983 through November, 1993, Mr. Conlin was president and chief executive officer of CalComp, Inc.

Mr. Peter has served as President and Chief Executive Officer since February, 1995. Prior to that time, Mr. Peter had been serving as SDRC's acting Chief Executive Officer since November, 1994. Mr. Peter was a founder of the Company who served in various capacities until his election to the office of Vice President, a position he held until his retirement in December, 1991. Mr. Peter continues to serve on the Company's Board of Directors, a position he has held since July, 1983.

Dr. Klosterman has served as Senior Vice President and Chief Scientist since February, 1995. Prior to that time he has served as Technical Director and Manager of Technical Development for the Company since October, 1973. He has been a Vice President since 1979, was appointed Chief Technical Officer in 1983 and was elected Senior Vice President in December, 1986.

Mr. Martz has served as Senior Vice President - PDM Business Development since January, 1995. Prior to that time, Mr. Martz served as Vice President and General Manager, Engineering Services Division since October, 1983, and was elected Senior Vice President in December, 1986. From April, 1981 to October, 1983 Mr. Martz was General Manager, Eastern Region Consulting Operations.

Mr. Mongelluzzo has served as Vice President, Secretary and General Counsel since October, 1991. From January 1, 1987 he served as Secretary and Counsel for the Company. In May, 1986 he joined the Company as Assistant Counsel, was elected Assistant Secretary in October, 1986 and Secretary in December, 1986. From February, 1985 until May, 1986 Mr. Mongelluzzo was employed as Staff Attorney for the Ohio Department of Commerce.

Mr. Neads has served as Senior Vice President - SDRC Operations since November, 1994. Mr. Neads joined the Company in 1976 as a project engineer in our UK Engineering Services Division. In 1981 he transferred to the Software Products Marketing Division as General Manager, UK Operations and two years later was named General Manager, European Operations, SPMD. In 1987 he was promoted to the position of Vice President and General Manager, European Operations, SPMD.

Mr. Neenan has served as the Company's Vice President - Human Resources since February, 1987, and was elected Senior Vice President in April, 1991. Prior to accepting his position with the Company he was employed by Unisys Corporation (formerly Burroughs Corporation) since 1969 where he served in a variety of positions, most recently as Vice President Staffing and Human Resources Planning from 1985 to 1986.

Mr. Vorholt has served as Vice President, Chief Financial Officer and Treasurer since February, 1995. Prior to that time, Mr. Vorholt was the Vice President and Controller since December, 1994. Prior to accepting his position with the Company, he was employed by Cincinnati Bell Telephone Company as Senior Vice President - Accounting and Information Systems from 1991 - 1994, and by Cincinnati Bell Information Systems, Inc. as Senior Vice President and Director, 1989 - 1991. Mr. Vorholt is a licensed Certified Public Accountant and Attorney- at-Law.

                              PART II.

Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters.

The Company's common stock is listed and traded on the National
Association of Securities Dealers, Inc. Automatic Quotation
(NASDAQ) National Market System.

The high and low bid prices per share for the Company's common stock as reported on the NASDAQ National Market System are contained in the table below. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission. The Company paid no dividends in 1994 or 1993 and intends to continue its policy of retaining earnings to finance future growth. There were approximately 1,800 shareholders of record as of December 31, 1994.

                            Three months ended
               ---------------------------------------------------
               March 31,   June 30,   September 30,   December 31,
               1994        1994       1994            1994
==================================================================

High           17 1/8      13 7/8     10               6 3/4

Low            12           9 1/8      3 5/8           3 3/4


                            Three months ended
               ---------------------------------------------------
               March 31,   June 30,   September 30,   December 31,
               1993        1993       1993            1993
==================================================================

High           18 1/4      21 1/2      21 1/2         19 7/8

Low            9 5/8       14          13 3/8         12 1/4


Item 6.   Selected Financial Data.

The selected financial data for the five years ended December 31, 1994, which appears on page 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference in this Form 10-K Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 28 to 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference in this Form 10-K Annual Report.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Report of Independent Accountants appearing on pages 32 to 47 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 6 and 7, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, KPMG Peat Marwick LLP withdrew its opinion with respect to the Company's financial statements for the years ended December 31, 1993, 1992, and 1991 and resigned as the Company's auditors under circumstances which may be deemed to have involved a disagreement. Such matters are described in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 1994, as amended by a Form 8- K/A filed with the Securities and Exchange Commission on November 15, 1994, each of which is incorporated herein by reference.


                              PART III.

The information required by Item 10. "Directors and Executive Officers of the Registrant," Item 11. "Executive Compensation,"
Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Item 13. "Certain Relationships and Related Transactions" is incorporated by reference to the Company's definitive Proxy Statement dated March 20, 1995 which relates to its April 18, 1995 Annual Meeting of Shareholders.


                              PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

a.1.  Financial Statements

The following Consolidated Financial Statements and related notes of Structural Dynamics Research Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8. of Part
II:

Report of Independent Accountants.

Consolidated Statement of Operations - Years ended December 31,
1994, 1993 and 1992.

Consolidated Balance Sheet - December 31, 1994 and 1993.

Consolidated Statement of Shareholders' Equity - Years ended
December 31, 1994, 1993 and 1992.

Consolidated Statement of Cash Flows - Years ended December 31,
1994, 1993 and 1992.

Notes to Consolidated Financial Statements.


a. 2.   Financial Statement Schedules

The Report of Independent Accountants on the financial statement schedule of Structural Dynamics Research Corporation and subsidiaries appears immediately prior to the Schedule VIII in this Form 10-K.

The following financial statement schedule of Structural Dynamics
Research Corporation and subsidiaries is included in this Item 14:

          Schedule
          ---------
          VIII           Valuation and qualifying accounts

All other schedules have been omitted because the information either has been shown in the Consolidated Financial Statements or notes thereto, or is not applicable or required under the instructions.

Financial statements of Metaphase Technology, Inc. and Estech Corporation in which the Company owns equity interests of 50% and 30%, respectively, have been omitted because the registrant's proportionate share of the income or losses from continuing operations before income taxes, and total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets. Audited financial statements of SDRC Software and Services, GmbH are included in this Form 10-K as the Registrant's proportionate share of losses from continuing operations before income taxes exceeds 20% of the respective consolidated amounts.

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

       10(a) Structural Dynamics Research Corporation
             Tax Deferred Capital Accumulation Plan
             dated January 1, 1989                      Note (f)

       10(b) Executive Employment Agreement between
             Registrant and Ronald J. Friedsam dated
             February 15, 1993                          Note (h)

       10(d) Form of Structural Dynamics Research
             Corporation Director Class A Common Stock
             Option Agreement                           Note (a)

       10(e) Structural Dynamics Research Corporation
             1991 Employee Stock Option Plan            Note (e)

       10(f) Structural Dynamics Research Corporation
             Directors' Non-Discretionary Stock Option
             Plan                                       Note (e)

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

       10(j) Joint Venture Formation Agreement between
             Structural Dynamics Research Corporation
             and Control Data Systems, Inc.             Note (g)

       10(k) Joint Venture Agreement between
             Structural Dynamics Research Corporation and Siemens Nixdorf Informationssysteme
             AG

       11    Statement regarding computation of per
             share earnings

       13    Portions of the Annual Report to
             Shareholders incorporated herein by
             reference

       21    Subsidiaries of the Registrant

       23    Consent of Independent Accountants

       27    Financial Data Schedule

NOTE REFERENCE:

(a) Incorporated by reference to the Company's Registration
Statement No. 33-16541, which was originally filed on August 17, 1987 and became effective on September 29, 1987.

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

b. Reports on Form 8-K

Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, KPMG Peat Marwick LLP withdrew its opinion with respect to the Company's financial statements for the years ended December 31, 1993, 1992, and 1991 and resigned as the Company's auditors under circumstances which may be deemed to have involved a disagreement. Such matters are described in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 1994, as amended by a Form 8-K/A filed with the Securities and Exchange Commission on November 15, 1994, each of which is incorporated herein by reference.

c. Exhibits as required by Item 601 of Regulation S-K

    None

d. Financial statements required by Regulation S-X

    SDRC Software and Services, GmbH
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STRUCTURAL DYNAMICS RESEARCH
                                  CORPORATION



_________________, 1995           By   /s/Jeffrey J. Vorholt
Date                              Jeffrey J. Vorholt, Vice
                                  President, Chief Financial
                                  Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Albert F. Peter                  March 27, 1995
Albert F. Peter, President, Chief    (Date)
Executive Officer and Director
(Principal Executive Officer)

/s/ William P. Conlin                March 27, 1995
William P. Conlin, Chairman of       (Date)
the Board

/s/ Jeffrey J. Vorholt               March 27, 1995
Jeffrey J. Vorholt, Vice President,  (Date)
Chief Financial Officer and
Treasurer
(Principal Financial and Accounting
Officer)

/s/ Robert P. Henderson              March 27, 1995
Robert P. Henderson                  (Date)
Director

/s/ Ted H. McCourtney                March 27, 1995
Ted H. McCourtney                    (Date)
Director

/s/ John E. McDowell                 March 27, 1995
John E. McDowell                     (Date)
Director

/s/ James W. Nethercott              March 27, 1995
James W. Nethercott
Director

/s/ Gilbert R. Whitaker, Jr.         March 27, 1995
Gilbert R. Whitaker, Jr.             (Date)
Director
                  Report of Independent Accountants





To the Board of Directors
of Structural Dynamics Research Corporation


Our audits of the consolidated financial statements referred to in our report dated February 15, 1995 appearing on page 32 of the 1994 Annual Report to Shareholders of Structural Dynamics Research Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Cincinnati, Ohio
February 15, 1995
                        SCHEDULE VIII



      STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
            YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                           (in thousands)







                      Balance                             Balance
                      at                                  at End
                      Beginning  Charged    Deductions/   of
Description           of Period  to Income  (Recoveries)  Period
- -----------------------------------------------------------------

Accounts Receivable:

Year ended December
31, 1992              $  740     1,625         668        $1,697
                      ======     =====       =====        ======

Year ended December   $1,697     1,790       1,136        $2,351
31, 1993              ======     =====       =====        ======

Year ended December   $2,351       424       (132)        $2,907
31, 1994              ======     =====       =====