Form 10-Q
period 1995-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-05-15
CIK 820235

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q


                         (Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1995

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

              Yes [X]                       No [  ]

      As of April 28, 1995 there were 29,734,865 shares of the Registrant's Common Stock without par value issued and outstanding.

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

   STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)

                                    Three Months Ended
                                    March 31,

                                    1995        1994
Revenue:
 Software products
 and services                      $28,624      $23,449
 Maintenance                        9,866         8,702
 Engineering services               5,322         4,644
        Net revenue                 43,812       36,795

Cost and expenses:
 Cost of revenue                    10,001        8,010
 Research and development
  expenses                          7,260         8,040
 Selling, general and
  administrative expenses          24,221        24,072
     Total cost and expenses       41,482        40,122

        Operating income (loss)     2,330        (3,327)

Equity in losses of affiliates     (1,640)         (195)


Other income, principally
  interest                            493           411

Income (loss) before income taxes
  and cumulative effect of
  accounting changes                1,183        (3,111)


Income tax expense                    916         1,203

Income (loss) before cumulative
 effect of accounting changes         267        (4,314)
Cumulative effect of accounting
 changes                               --        (3,896)

        Net income (loss)           $ 267       $(8,210)

Earnings (loss) per share:
 Before cumulative effect of
   accounting changes                $.01        $(.14)
 Cumulative effect of accounting
   changes                             --         (.13)

     Net income (loss) per share     $.01        $(.27)

Common and common equivalent
  shares:
  Primary                          29,805       30,154
  Fully diluted                    30,163       30,154

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
               Consolidated Balance Sheet

                       (Unaudited)

                       (in thousands)

                                       March
December
                                        31,           31,
                                       1995          1994
Assets
Current assets:
 Cash and cash equivalents           $22,019       $21,885
 Short-term investments                7,872        17,296
 Trade accounts receivable, net       39,861        35,867
 Other accounts receivable             7,022         6,760
 Prepaid expenses                      6,313         6,110
        Total current assets          83,087        87,918

Long-term investments                 12,312         7,059

Property and equipment, at cost:
 Computer and other equipment         34,614        36,259
 Office furniture and equipment        9,351         9,258
 Leasehold improvements                3,821         3,799
                                      47,786        49,316

Less accumulated depreciation
and amortization                      34,990        35,537
        Net property and
         equipment                    12,796        13,779

Computer software construction
 costs, net                           30,139        30,854
Other assets                           1,862         3,089

        Total assets                 $140,196     $142,699

See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION
                     AND SUBSIDIARIES
                 Consolidated Balance Sheet
                         (Unaudited)

            (in thousands, except per share data)




                                    March 31,   December 31,
                                        1995          1994
Liabilities and Shareholders'
  Equity

Current liabilities:
 Accounts payable                     $ 5,449     $ 6,857
 Accrued expenses                      24,617      29,495
 Accrued income taxes                   3,992       4,262
 Deferred revenues                     22,225      19,714
        Total current liabilities      56,283      60,328

Post employment benefits and other      4,332       4,336
Cumulative share of losses in
 affiliates, net                        5,136       5,883

Shareholders' equity:
 Common stock, stated value $.0069
 per share Authorized 100,000 shares;
 outstanding shares - 29,246 and 28,897
 net of 1,449 and 1,652 shares
 in treasury                              203         201
 Capital in excess of stated value     48,089      46,482
 Retained earnings                     26,995      26,728
 Foreign currency translation
  adjustment                             (591)       (590)
 Unrealized holding loss on
  investments                            (251)       (669)
        Total shareholders' equity      74,445      72,152


        Total liabilities and
         shareholders' equity         $140,196    $142,699


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                       (in thousands)


                                     Three Months Ended
                                     March 31,
                                     1995           1994
Net cash (used in) provided by
 operating activities                $(4,091)      $ 294

Cash flows from investing
 activities:
   Sales (purchases) of
    investments, net                   4,589      (5,241)
   Additions to property
     and equipment, net                 (639)       (913)
   Additions to computer software
     construction costs               (1,438)     (1,523)

   (Increase) decrease in other
      assets, net                        105        (121)
      Net cash (used in) provided by
       investing activities            2,617      (7,798)


Cash flows from financing activities:
   Stock issued under employee
    benefit plans                      1,642         863

   Purchases of treasury stock           (33)         (1)
      Net cash provided by financing
       activities                       1,609         862

Effect of exchange rate changes on cash   (1)         (2)

(Decrease) increase in cash and cash
   equivalents                           134      (6,644)

Cash and cash equivalents:
   Beginning of period                21,885      34,783
   End of period                     $22,019     $28,139

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


(2)  Change in Accounting Principle


In  1994, the Company adopted Statement of Financial
Accounting Standard (SFAS) No. 112 "Employers' Accounting for
Postemployment Benefits" for benefits attributable to employees' service previously rendered and recognized a one-time charge of $3,896 net of income tax benefits.


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

(4)  Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors cause the effective tax rate to differ from the expected statutory rate.


(5)  Reclassification


Certain amounts have been reclassified in the 1994 financial statements to conform with the current year presentation.


Item  2.   Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations.


Results of Operations
(in thousands)



Revenue

Consolidated revenue increased by $7,017 (or 19%) for the three months ended March 31, 1995 as compared to the corresponding 1994 period. Software segment's revenue increased $6,339 (or 20%) over the corresponding quarter in 1994 due in part to the growing continued worldwide acceptance of I-DEAS Master Series. For the period ended March 31, 1995 and 1994, software revenue in North America accounted for 36% and 33%, Asia-Pacific 38% and 34% and Europe 26% and 33%, respectively. Maintenance revenue increased $1,164 (or 13%) over the prior year's quarter, primarily as a result of the
Company's expanding customer base.   Engineering services
segment revenue growth of $678 (or 7%) was primarily attributable to the increased level of I-DEAS and Product Data Management implementation projects.

Expenses

Cost of revenue in 1995 increased $1,991 (or 25%) as compared to the prior year quarter primarily due to increased amortization of capitalized software and other variable cost increases directly associated with software revenue.
With the January, 1995 release of I-DEAS Master Series
2.0, amortization of software development costs increased
$484 (or 29%) over the prior year's quarter.   External
commissions accrued under third party distribution agreements increased $699 (or 62%) due to the revenue growth in the Asia-Pacific region specifically those countries where independent representatives are utilized. Engineering Services' cost increased 4% over the prior year's quarter consistent with the revenue growth.

Research and development expense decreased by 10% as compared to prior year's level. The decrease in labor and associated expenses was partially offset by an increase in third party author fees of $417 (or 19%). The level of capitalized software construction costs decreased slightly from the prior year comparable quarter. The Company continues to commit significant resources to the technological advancement of its software product line.

Selling, general and administrative expenses were approximately equal to 1994 due to the impact of the cost containment program instituted by management in the fourth quarter of 1994. The improvements from the cost containment program were offset by the $1,750 accrual of severance costs recorded in the first quarter of 1995 related to a workforce reduction of 85 people.

Other

Other income (principally interest income) has increased slightly due to increased interest earned from higher interest rates on cash and short-term investments.

In 1994, the Company adopted SFAS 112 "Employers' Accounting for Postemployment Benefits" for benefits attributable to employees' service previously rendered and recognized a one-time charge of $3,896 net of income tax benefits.

Taxes

The provision for income taxes reflects taxes currently
payable. Deferred tax benefits relating to temporary
differences have been offset by a valuation allowance due to
doubt as to their ultimate realization.   These  factors cause
the effective tax rate to differ from the expected statutory rate.

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

Liquidity and Capital Resources

At March 31, 1995, the Company had cash and investments of $42,203. The Company's working capital was $26,804.
In addition, the Company has an unsecured bank line of credit of $15,000. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.

                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

 (A) Exhibits filed as part of this report:

     11(a)   Calculation of Primary Earnings (Loss) Per
             Common Share
     11(b)   Calculation of Fully Diluted Earnings (Loss)
             Per Common Share

 (B) No report on Form 8-K has been filed during the first quarter of 1995.


The information furnished in this report has not been audited. It reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. The results are not necessarily indicative of results of operations to be expected for the full fiscal year.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STRUCTURAL DYNAMICS RESEARCH
CORPORATION
Date:  May 12, 1995           By: /s/ Jeffrey J. Vorholt
                                Jeffrey J. Vorholt,
                                Vice President,
                                Chief Financial Officer and
                                Treasurer



                               *  Pursuant to the
                                  last sentence of General
                                  Instruction G to Form 10-Q,
                                  Mr. Jeffrey J. Vorholt has
                                  executed this Quarterly Report
                                  on Form 10-Q both on behalf of
                                  the registrant and in his
                                  capacity as its principal
                                  financial and accounting
                                  officer.

                                       EXHIBIT 11(a)



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
     Calculation of Primary Earnings (Loss) Per Common Share

             (in thousands, except per share data)



                                        Three Months Ended
                                        March 31,
                                          1995      1994
PRIMARY
 Average shares outstanding              29,185    28,766
 Net effect of dilutive stock options
  after application of the treasury
  stock method                              620     1,388
       Total                             29,805    30,154


 Income (loss) before cumulative effect
   of accounting change                 $   267   $(4,314)


 Cumulative effect of accounting change  (3,896)       --
       Net income (loss)                $   267   $(8,210)

 Primary per share amount:
   Before cumulative effect of
    accounting change                   $   .01   $  (.14)

   Cumulative effect of accounting change    --      (.13)
       Net income (loss) per share      $   .01   $  (.27)

                                         Exhibit 11(b)

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
  Calculation of Fully Diluted Earning (Loss) Per Common Share

             (in thousands, except per share data)




                                           Three Months Ended
                                           March 31,
                                             1995       1994
FULLY DILUTED
  Average shares outstanding                29,185    28,766
  Net effect of dilutive stock options
   after application of the treasury
   stock method                                978     1,388
       Total                                30,163    30,154

Income (loss) before cumulative effect
   of accounting change                    $   267  $ (4,314)

 Cumulative effect of accounting change         --    (3,896)
       Net income (loss)                   $   267  $ (8,210)

 Fully diluted per share amount:
   Before cumulative effect of accounting
     change                                $   .01  $   (.14)

   Cumulative effect of accounting change       --      (.13)
       Net income (loss) per share         $   .01  $   (.27)