Form 10-Q
period 1995-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-08-11
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1995

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


      As of August 3, 1995 there were 30,171,060 shares of the Registrant's Common Stock without par value issued and outstanding.
                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)

                                 Three Months        Six Months
                                 Ended June 30,     Ended June 30,
                                1995      1994      1995      1994
Revenue:
 Software products and services $28,618  $28,922  $57,242 $52,371
 Maintenance                     11,853    8,915   21,719  17,617
 Engineering services             6,306    4,872   11,628   9,516
        Net revenue              46,777   42,709   90,589  79,504

Cost and expenses:
 Cost of revenue                 10,277    8,535   20,278  16,545
 Research and development
 expenses                         8,200    7,943   15,460  15,983
 Selling, general and
 administrative expenses         22,040   22,724   46,261  46,796
        Total cost and expenses  40,517   39,202   81,999  79,324

        Operating income          6,260    3,507    8,590     180

Equity in losses of affiliates   (1,362)  (2,235)  (3,002) (2,430)


Other income, principally
interest                            593      679    1,086   1,090

Income (loss) before income taxes
and cumulative effect of
accounting change                 5,491    1,951    6,674  (1,160)


Income tax expense                2,436      359    3,352   1,562

Income (loss) before cumulative
effect of accounting change       3,055    1,592    3,322  (2,722)
Cumulative effect of accounting
change                               --       --       --  (3,896)

        Net income (loss)       $ 3,055  $ 1,592  $ 3,322 $(6,618)

Earnings (loss) per share:
 Before cumulative effect of
accounting change               $   .10  $   .05  $   .11 $  (.09)

Cumulative effect of accounting
change                               --       --       --    (.13)
        Net income (loss) per
        share                   $   .10  $   .05  $   .11 $  (.22)

Common and common equivalent
shares                           31,223   29,702   31,019  29,862



See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet
                           (Unaudited)

                         (in thousands)





                                     June 30,      December
                                                      31,
                                       1995          1994
Assets

Current assets:
 Cash and cash equivalents          $ 39,241     $ 21,885
  Short-term investments               6,924       17,296
 Trade accounts receivable, net       41,978       35,867
 Other accounts receivable             8,580        6,760
 Prepaid expenses                      5,486        6,110
        Total current assets         102,209       87,918

Long-term investments                 13,764        7,059

Property and equipment, at cost:
 Computer and other equipment         33,916       36,259
 Office furniture and equipment        9,402        9,258
 Leasehold improvements                3,855        3,799
                                      47,173       49,316

 Less accumulated depreciation
and amortization                      36,020       35,537
        Net property and
        equipment                     11,153       13,779

Computer software construction
costs, net                            30,169       30,854
Investment in joint ventures           1,387        2,445
Other assets                             739          644


        Total assets                $159,421     $142,699

See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet
                           (Unaudited)

              (in thousands, except per share data)





                                         June 30,      December
                                                          31,
                                           1995          1994
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                      $  5,061      $  6,857
 Accrued expenses                        27,497        29,495
 Accrued income taxes                     4,623         4,262
 Deferred revenues                       30,013        19,714
        Total current liabilities        67,194        60,328

Postemployment benefits and other         4,178         4,336

Cumulative share of losses in             4,438         5,883
affiliates, net

Shareholders' equity:
 Common stock, stated value $.0069
per share Authorized 100,000 shares;
outstanding shares - 30,167 and
28,897 net of 1,494 and 1,652 shares
 in treasury                                210           201
 Capital in excess of stated value       54,214        46,482
 Retained earnings                       30,050        26,728
 Foreign currency translation
 adjustment                                (598)         (590)
 Unrealized holding loss on
 investments                               (265)         (669)
        Total shareholders' equity       83,611        72,152



        Total liabilities and
        shareholders' equity           $159,421      $142,699


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)


                                      Six Months Ended June 30,

                                         1995           1994
Net cash (used in) provided by          $10,930       $ 2,866
operating activities

Cash flows from investing activities:
 Sales (purchases) of investments, net    4,071        (7,024)
 Additions to property and equipment, net  (539)       (2,235)
 Additions to computer software
  construction costs                     (3,513)       (4,185)
 Additions to purchased computer
   software                                (230)          (85)
 Investment in joint ventures            (1,000)         (294)
 (Increase) decrease in other assets, net   (95)         (191)

   Net cash (used in) provided by
   investing activities                  (1,306)      (14,014)


Cash flows from financing activities:
   Stock issued under employee benefit
   plans                                  8,376         1,039
   Purchases of treasury stock             (636)         (201)
         Net cash provided by financing
         activities                       7,740           838

Effect of exchange rate changes on cash      (8)            8

(Decrease) increase in cash and cash
equivalents                              17,356       (10,302)


Cash and cash equivalents:
   Beginning of period                   21,885        34,783

   End of period                        $39,241       $24,481



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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.


Results of Operations
(in thousands)


Revenue

The Company's consolidated net revenue increased 14% to $90,589 for the six months ended June 30, 1995 as compared to $79,504 for the six months ended June 30, 1994. Quarterly revenue increased 10% to $46,777 for the three months ended June 30, 1995 as compared to $42,709 for the three months ended June 30, 1994.

Software segment's revenue, including licenses, training and services under maintenance contracts, increased 13% to $78,961 for the six months ended June 30, 1995 as compared to $69,988 for the six months ended June 30, 1994. Quarterly software revenue increased 7% to $40,471 for the three months ended June 30, 1995 as compared to $37,837 for the three months ended June 30, 1994. This increase is due to the growing continued worldwide acceptance of the Company's I-DEAS Master Series products. Maintenance revenue increased 23% to $21,719 for the six months ended  June  30, 1995 as compared to $17,617 for the  six  months ended June 30, 1994. Quarterly maintenance revenues increased 33% to $11,853 for the three months ended June 30, 1995 as compared to $8,915 for the three months ended June 30, 1994. This growth is due to revenue generated from maintenance contracts for both new and existing customers.

Engineering services segment's revenue increased 22% to $11,628 for the six months ended June 30, 1995 as compared to $9,516 for the six months ended June 30, 1994. Quarterly revenue increased 29% to $6,306 for the three months ended June 30, 1995 as compared to $4,872 for the three months ended June 30, 1994. This growth was primarily attributable to the increased level of I-DEAS and Product Data Management implementation projects.

For the six month period ended June 30, 1995 and 1994, revenue in North America accounted for 41% and 38%, Asia-Pacific 31% and 32% and Europe 28% and 30%, respectively. The Company believes that a significant portion of consolidated revenue will continue to be generated from the international market.


Expenses

Cost of revenue increased 23% to $20,278 for the six months ended June 30, 1995 as compared to $16,545 for the six months ended
June 30, 1994. Quarterly cost of revenue increased 20% to $10,277 for the three months ended June 30, 1995 as compared to $8,535 for the three months ended June 30, 1994. Cost of revenue represents 22% of revenue for the six months ended June 30, 1995 as compared to 21% for the comparable 1994 period. The increase was due to increased amortization of capitalized software and other variable cost increases directly associated with software revenue. With the January 1995 release of I-DEAS Master Series 2.0, amortization of software development costs increased 25% for the six month period ended June 30, 1995 as compared to the comparable 1994 period. External commissions for the six months ended June 30, 1995 accrued under third party distribution agreements increased 47% over the comparable 1994 period due to the revenue growth in the Asia-Pacific region specifically those countries where independent representatives are utilized. In addition, Engineering Services' cost increased 19% over the prior year's level consistent with the revenue growth.
Expenses (continued)


The Company continues to commit significant resources to the technological advancement of its software product line. Research and development expense decreased 3% to $15,460 for the six months ended June 30, 1995 as compared to $15,983 for the six months ended June 30, 1994. Quarterly research and development expense increased 3% to $8,200 for the three months ended June 30, 1995 as compared to $7,943 for the three months ended June 30, 1994. Research and development expense represents 17% of revenue for the six months ended June 30, 1995 as compared to 20% for the comparable 1994 period. During this same period, a decrease in research and development labor and associated expenses was offset by an increase in third party author fees of 24%. The level of capitalized software construction costs at June 30, 1995 decreased from June 30, 1994 by 16%. The lower level of capitalized software construction costs and the higher amount of amortization of capitalized software construction costs reduced the capitalized software construction costs on the balance sheet at June 30, 1995 by approximately $685 from December 31, 1994.

Selling, general and administrative expenses were down slightly from both the quarterly and annual 1994 level due to the impact of the cost containment program instituted by management in the fourth quarter of 1994. Selling, general and administrative expenses represent 51% of revenue for the six months ended June 30, 1995 as compared to 59% for the comparable 1994 period. The improvements from the cost containment program were offset by the $2,000 accrual of severance costs recorded in the first half of 1995 related to a workforce reduction.


Other

The Company's equity in losses of affiliates represents its share of Metaphase Technology. Inc. and SDRC GmbH losses, the majority of which resulted from the SDRC GmbH joint venture.

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


Quarterly Results

Future quarterly results could be impacted by factors such as order deferrals, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The results of operations for the
three and six month periods ended              June 30, 1995  are
not necessarily indicative of future expectations.

Liquidity and Capital Resources

At June 30, 1995, the Company had cash and investments of $59,929. The increase in cash and investments is due from results of operations and exercise of employee stock options. The Company's working capital was $35,015 at June 30, 1995. In addition, the Company has an unsecured bank line of credit of $15,000. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.


                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the April 18, 1995 Annual Meeting of Shareholders, the Company's shareholders voted to approve the appointment of Price Waterhouse LLP as the independent auditors of the Company for 1995. Out of a total of 29,191,175 shares eligible to vote for the appointment, 26,398,325 voted in favor, 81,700 voted against and 89,060 abstained with no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.

 (A) Exhibits filed as part of this report:

          11(a)   Calculation of Primary Earnings (Loss) Per
Common Share

          11(b)   Calculation of Fully Diluted Earnings (Loss)
Per Common Share

 (B) No report on Form 8-K has been filed during the second quarter of 1995.


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


                         STRUCTURAL DYNAMICS RESEARCH CORPORATION




Date:  August 8, 1995        By: /s/ Jeffrey J. Vorholt
                                Jeffrey J. Vorholt,
                                Vice President,
                                Chief Financial Officer and
                                Treasurer



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

                                                    EXHIBIT 11(a)



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
     Calculation of Primary Earnings (Loss) Per Common Share

              (in thousands, except per share data)




                                 Three Months         Six Months
                                Ended June 30,     Ended June 30,
                                 1995     1994       1995     1994
 [S]                          [C]      [C]       [C]       [C]
 PRIMARY
 Average shares outstanding    29,880   28,852     29,535   28,809
  Net effect of dilutive stock
  options after application of
  the treasury stock method     1,270      850        741    1,053
       Total                   31,150   29,702     30,276   29,862

 Income (loss) before
 cumulative effect
 of accounting change         $ 3,055  $ 1,592   $  3,322  $(2,722)


 Cumulative effect of
 accounting change                 --       --         --   (3,896)
       Net income (loss)        3,055    1,592      3,322   (6,618)


Primary per share amount:
 Before cumulative effect
 of accounting change         $   .10  $   .05    $   .11  $  (.09)


Cumulative effect of
accounting change                  --       --         --     (.13)
  Net income (loss) per share $   .10  $   .05     $  .11   $ (.22)

                                                    Exhibit 11(b)

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
  Calculation of Fully Diluted Earning (Loss) Per Common Share

              (in thousands, except per share data)





                                 Three Months         Six Months
                                Ended June 30,     Ended June 30,
                                 1995     1994       1995     1994
FULLY DILUTED
 Average shares outstanding    29,880   28,852     29,535   28,809
 Net effect of dilutive stock
 options after application of
 the treasury stock method      1,343      850      1,484    1,053

       Total                   31,223   29,702     31,019   29,862

Income (loss) before
cumulative effect
of accounting change          $ 3,055  $ 1,592    $ 3,322  $(2,722)


Cumulative effect of
accounting change                  --       --         --   (3,896)
       Net income (loss)        3,055    1,592      3,322   (6,618)


Fully diluted per share
amount:
  Before cumulative effect
  of accounting change        $   .10  $   .05    $   .11  $  (.09)


  Cumulative effect of
  accounting change                --       --         --     (.13)
      Net income (loss) per
      share                   $   .10  $   .05     $  .11  $  (.22)