Form 10-Q
period 1995-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1995-11-14
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1995

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

              Yes [X]                       No [  ]


      As  of October 31, 1995 there were 30,288,736 shares of the
Registrant's   Common  Stock  without  par   value   issued   and
outstanding.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)

                          Three Months        Nine Months
                      Ended September 30,    Ended September 30,
                      1995          1994      1995      1994
Revenue:
 Software licenses   $29,908     $26,541  $ 81,784   $ 74,299
 Software maintenance
  and services        20,786      15,959    59,499     47,705
   Total revenue      50,694      42,500   141,283    122,004

Cost of revenue       17,369      14,013    45,315     36,447

Gross profit          33,325      28,487    95,968     85,557
Operating expenses:
 Selling and
  marketing           21,342      19,732    60,860     60,577
 Research and
  development          4,018       5,460    12,822     16,086
 General and
  administrative       2,761       1,820     8,660      7,078
   Total operating
    expenses          28,121      27,012    82,342     83,741

   Operating income    5,204       1,475    13,626      1,816

Equity in earnings
 (losses) of
 affiliates            2,144      (1,070)     (858)    (3,500)
Other income             112         608     1,366      1,537
Income (loss)
 before income taxes
 and cumulative effect
 of accounting change  7,460       1,013    14,134     (147)
Income tax expense     1,664       1,005     5,016     2,567
Income (loss) before
 cumulative effect
 of accounting change  5,796           8     9,118    (2,714)
Cumulative effect of
 accounting change        --          --        --    (3,896)
   Net income (loss) $ 5,796     $     8  $  9,118   $(6,610)

Earnings (loss) per
 share:
Primary:
 Before cumulative
  effect of
  accounting change  $   .18     $    --  $    .30   $  (.09)
 Cumulative effect
  of accounting change    --          --        --      (.13)
   Net income (loss) $   .18     $    --  $    .30   $  (.22)

Fully diluted:
 Before cumulative
  effect of
  accounting change  $   .18     $    --  $    .29   $  (.09)
 Cumulative effect of
  accounting change       --          --        --      (.13)
   Net income (loss) $   .18     $    --  $    .29   $  (.22)

Common and common
 equivalent shares:
 Primary              31,466      29,339    29,988    29,474
 Fully diluted        32,125      29,339    31,513    29,474


See accompanying notes to consolidated financial statements.

     STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet
                           (Unaudited)

                         (in thousands)





                                  September 30,   December 31
                                       1995          1994
Assets

Current assets:
 Cash and cash equivalents         $ 40,186      $ 21,885
 Short-term investments              10,747        17,296
 Trade accounts receivable, net      46,923        35,867
 Other accounts receivable            7,425         6,760
 Prepaid expenses                     5,987         6,110
        Total current assets        111,268        87,918

Long-term investments                10,402         7,059

Property and equipment, at cost:
 Computer and other equipment        32,599        36,259
 Office furniture and equipment       9,434         9,258
 Leasehold improvements               3,985         3,799
                                     46,018        49,316

 Less accumulated depreciation
  and amortization                   35,272        35,537
        Net property and             10,746        13,779
         equipment

Computer software construction
 costs, net                          29,900        30,854
Investment in joint ventures          3,368         2,445
Other assets                            593           644


        Total assets               $166,277      $142,699


See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet
                           (Unaudited)

              (in thousands, except per share data)





                                    September 30,   December 31,
                                        1995          1994
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                   $  6,199      $  6,857
 Accrued expenses                     26,421        29,495
 Accrued income taxes                  5,817         4,262
 Deferred revenues                    31,127        19,714
  Total current liabilities           69,564        60,328

Other long-term liabilities            6,272         4,336

Cumulative share of losses in
 affiliates, net                          --         5,883

Shareholders' equity:
 Common stock, stated value
  $.0069 per share
  Authorized 100,000 shares;
  outstanding shares -
  30,247 and 28,897 net of
  1,514 and 1,652 shares
  in treasury                            210           201
 Capital in excess of stated value    54,612        46,482
 Retained earnings                    35,846        26,728
 Foreign currency translation
  adjustment                              --          (590)
 Unrealized holding loss on
  investments                           (227)         (669)
   Total shareholders' equity         90,441        72,152



   Total liabilities and
    shareholders' equity            $166,277      $142,699

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)



                                            Nine Months Ended
                                              September 30,

                                          1995           1994

Net cash provided by operating
activities                              $14,803        $7,101

Cash flows from investing activities:
 Sales (purchases) of investments, net    3,648        (7,128)
 Additions to property and
  equipment, net                         (1,116)       (3,999)
 Additions to computer software
  construction costs                     (5,718)       (6,613)
 Investment in SDRC GmbH                 (2,193)         (823)
 Acquisition of SDRC GmbH, net of
  cash received                           1,152            --
 Investment in Metaphase                 (1,000)           --
 Proceeds from sale of certain assets       542            --
 (Increase) decrease in other assets, net    51          (154)
   Net cash used in investing activities (4,634)      (18,717)


Cash flows from financing activities:
 Stock issued under employee benefit
  plans                                   9,138         1,819
 Purchases of treasury stock               (999)         (358)
  Net cash provided by financing
   activities                             8,139         1,461

Effect of exchange rate changes on cash      (7)           18

(Decrease) increase in cash and cash
equivalents                              18,301       (10,137)


Cash and cash equivalents:
   Beginning of period                   21,885        34,783

   End of period                        $40,186       $24,646




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


(3)  Central European Joint Venture

In March 1994, the Company formed a joint venture with Siemens Nixdorf Informationssysteme AG (SNI). The Company and SNI contributed certain assets, cash and loans to the venture, known as SDRC Software and Services GmbH (SDRC GmbH), along with the rights to certain software products owned by SNI. Although the Company received a 50.1% interest in the venture, it did not exercise sufficient control to treat SDRC GmbH as a consolidated subsidiary.

In the third quarter of 1995, the Company purchased the remaining 49.9% interest of SDRC GmbH. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair value.

As of the acquisition date, 100% of the operating results of SDRC
GmbH are included in the consolidated financial statements.   The
acquisition did not have a material impact on 1995 consolidated results of operations.


(4) Sale of Certain Assets

In the third quarter of 1995, SDRC sold certain of its engineering consulting assets located in the United Kingdom to MascoTech Engineering Europe Limited (MascoTech UK). The transaction did not have a material impact on 1995 consolidated results of operations.




(5)  Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors cause the effective tax rate to differ from the expected statutory rate.


(6)  Reclassification

In prior periods, the Company reported two segments of its business: software products and services and engineering services. The Company has recently realigned these two segments into a single segment focusing on software and software related services to provide a total mechanical design automation solution. Accordingly, the Company now reports its operating results as part of the software licenses and services segment. Prior period results have been reclassified for comparative purposes.

The Company has also reclassified certain revenue and costs in the 1994 financial statements to conform with the current period presentation.



Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.


Results of Operations
(in thousands)


Revenue

The Company's consolidated net revenue increased 16% to $141,283 for the nine months ended September 30, 1995 as compared to $122,004 for the nine months ended September 30, 1994. Revenue increased 19% to $50,694 for the three months ended September 30, 1995 as compared to $42,500 for the three months ended September 30, 1994.

Software license revenue increased 10% to $81,784 for the nine months ended September 30, 1995 as compared to $74,299 for the nine months ended September 30, 1994 and software license revenue increased 13% to $29,908 for the three months ended September 30, 1995 as compared to $26,541 for the three months ended September 30, 1994. These increases are due to the continued worldwide acceptance of the Company's I-DEAS Master Series and Metaphase Series 2 products.

Software maintenance and services revenue increased 25% to $59,499 for the nine months ended September 30, 1995 as compared to $47,705 for the nine months ended September 30, 1994. Software maintenance and services revenue increased 30% to $20,786 for the three months ended September 30, 1995 as compared to $15,959 for the three months ended September 30, 1994. Software maintenance growth is due to revenue generated from maintenance contracts for both new and existing customers. Software services growth was primarily attributable to the
increased   level   of   I-DEAS  and  Product   Data   Management
implementation projects.

For the nine month period ended September 30, 1995 and 1994, revenue in North America accounted for 44% and 43%, Asia-Pacific
29% and 28% and Europe 27% and 29%, respectively, of consolidated revenues.

Expenses

Cost of revenue increased 24% to $45,315 for the nine months ended September 30, 1995 as compared to $36,447 for the nine months ended September 30, 1994. Cost of revenue increased 24% to $17,369 for the three months ended September 30, 1995 as compared to $14,013 for the three months ended September 30, 1994. Cost of revenue represents 32% of revenue for the nine months ended September 30, 1995 as compared to 30% for the comparable 1994 period. The increase in cost of revenue was due to an increase in amortization of capitalized software, third party royalty fees and other variable cost increases directly associated with revenue. With the January 1995 release of I-DEAS Master Series 2.0, amortization of software development costs increased 25% for the nine month period ended September 30, 1995 as compared to the comparable 1994 period. For this same period, third party royalty fees increased 35% primarily due to fees associated with product data management (PDM) software developed by a joint venture investee.

Selling and marketing expenses increased slightly for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Selling and marketing expenses represent 43% of revenue for the nine months ended September 30, 1995 as compared to 50% for the comparable 1994 period. External commissions related to third party distribution agreements for the nine months ended September 30, 1995 increased 82% over the comparable 1994 period due to revenue growth in countries where independent representatives are utilized. The accrual of severance costs recorded in the first half of 1995 relating to a workforce reduction and the increased level of 1995 external commission expense were partially offset by the cost containment program instituted by management in the fourth quarter of 1994.


Expenses (continued)

Research and development expense represents 9% of revenue for the nine months ended September 30, 1995 as compared to 13% for the comparable 1994 period. Research and development expense decreased 20% to $12,822 for the nine months ended September 30, 1995 as compared to $16,086 for the nine months ended September 30, 1994. Research and development expense decreased 26% to $4,018 for the three months ended September 30, 1995 as compared
to  $5,460 for the three months ended September 30,  1994.   The
decreases  were  due  primarily  to  a  decrease  in  labor   and
associated expenses relating to a workforce reduction in the first half of 1995. In addition, the level of capitalized software construction costs at September 30, 1995 decreased from September 30, 1994 by 16%.

General and administrative expenses increased 22% to $8,660 for the nine months ended September 30, 1995 as compared to $7,078 for the nine months ended September 30, 1994. General and administrative expenses represent 6% of revenue for the nine months ended September 30, 1995 and 1994. The improvements from the cost containment program instituted by management in the fourth quarter of 1994 were offset by increased legal and other corporate expenses.

Other Income

Equity in earnings (losses) of affiliates primarily represents the Company's share of operating results of its two joint ventures Metaphase Technology. Inc. (Metaphase) and SDRC GmbH.

For the third quarter of 1995, the Company's share of income from the Metaphase joint venture was approximately $1,981 as compared to $147 for the third quarter of 1994. This increase in income was primarily due to royalty income associated with a major customer contract. Income from SDRC GmbH for the third quarter of 1995 was approximately $163 as compared to a loss of $1,217 for the third quarter of 1994.

In the third quarter of 1995, the Company purchased the remaining 49.9% interest of SDRC GmbH, previously a joint venture company with the Company and Siemens Nixdorf Informationssysteme AG. As of the acquisition date, 100% of the operating results of SDRC GmbH are included in the consolidated financial statements. Prior to the acquisition of the remaining 49.9% interest, the Company accounted for its 50.1% interest under the equity method. The acquisition did not have a material impact on 1995 consolidated results of operations.

In the third quarter of 1995, SDRC sold certain of its engineering consulting assets located in the United Kingdom to MascoTech UK. The transaction resulted in a $250 loss in the third quarter of 1995 which is reported as a reduction of other income.

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

Quarterly Results

Future quarterly results could be impacted by factors such as order deferrals, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of future expectations.

Liquidity and Capital Resources

At September 30, 1995, the Company had cash and investments of $61,335. The increase in cash and investments from December 31, 1994 is due from the results of operations and exercise of employee stock options. The Company's working capital was $41,704 at September 30, 1995. In addition, the Company has an unsecured bank line of credit of $15,000. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.

Item 6.  Exhibits and Reports on Form 8-K.

 (A) Exhibits filed as part of this report:

          11(a)   Calculation of Primary Earnings (Loss) Per
Common Share
          11(b)   Calculation of Fully Diluted Earnings (Loss)
Per Common Share

 (B) No report on Form 8-K was filed during the third quarter of 1995.

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


                         STRUCTURAL DYNAMICS RESEARCH CORPORATION




Date:  November 9, 1995       By: /s/ Jeffrey J. Vorholt
                                Jeffrey J. Vorholt,
                                Vice President,
                                Chief Financial Officer and
                                Treasurer



                              *Pursuant to the last
                               sentence of General
                               Instruction G to Form 10-Q,
                               Mr. Jeffrey J. Vorholt has
                               executed this Quarterly Report on
                               Form 10-Q both on behalf of the
                               registrant and in his capacity as
                               its principal financial and
                               accounting officer.




                                                    EXHIBIT 11(a)



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
     Calculation of Primary Earnings (Loss) Per Common Share

              (in thousands, except per share data)



                          Three Months         Nine Months
                       Ended September 30,   Ended September 30,
                       1995       1994       1995       1994
PRIMARY
 Average shares
  outstanding        30,195      28,860    29,757     28,826
 Net effect of
  dilutive stock
  options after
  application of the
  treasury stock
  method              1,271         479       231        648

   Total             31,466      29,339    29,988     29,474

 Income (loss) before
  cumulative effect
  of accounting
  change            $ 5,796     $     8   $ 9,118    $(2,714)


 Cumulative effect
  of accounting
  change                 --          --        --     (3,896)

   Net income (loss)  5,796           8     9,118     (6,610)


 Primary per
  share amount:
  Before cumulative
   effect of
   accounting
   change           $   .18     $    --   $   .30    $  (.09)

  Cumulative effect of
   accounting change     --          --        --       (.13)
   Net income (loss)
    per share       $   .18     $    --   $   .30    $  (.22)





                                                    Exhibit 11(b)



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
  Calculation of Fully Diluted Earnings (Loss) Per Common Share

              (in thousands, except per share data)





                           Three Months         Nine Months
                        Ended September 30,   Ended September 30,
                          1995     1994          1995     1994
FULLY DILUTED
 Average shares
  outstanding           30,195    28,860      29,757     28,826
 Net effect of
  dilutive stock
  options after
  application of the
  treasury stock method  1,930       479       1,756        648
   Total                32,125    29,339      31,513     29,474

 Income (loss) before
  cumulative effect of
  accounting change    $ 5,796   $     8     $ 9,118    $(2,714)

 Cumulative effect of
  accounting change         --        --          --     (3,896)
   Net income (loss)     5,796         8       9,118     (6,610)


 Fully diluted per
  share amount:
  Before cumulative
   effect of
   accounting change   $   .18   $    --     $   .29    $  (.09)

 Cumulative effect of
  accounting change         --        --          --       (.13)
   Net income (loss)
    per share          $   .18   $    --     $   .29    $  (.22)