Form 10-K
period 1995-12-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-03-27
CIK 820235

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549
                         __________________

                              FORM 10-K
                         __________________

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                    Commission file
      December 31, 1995                             number 33-16541


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                         __________________

 As of March 12, 1996 the latest practicable date, 31,252,775 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $1,020,764,811 at that date.
                         __________________

                 DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

         Registrant's Annual Report to Shareholders for the year ended December 31, 1995.
                     Part I, Part II and Part IV

        Registrant's  definitive Proxy Statement  dated  March  26,
1996.
                    Part II, Part III and Part IV


                               PART I.

Item 1.   Business.

      General

        Structural Dynamics Research Corporation (the "Company" or "SDRC") is a leading international supplier of mechanical design automation (MDA) software, product data management (PDM) software and related services.

          The Company's MDA software product, I-DEAS Master Series(TM), is an integrated CAD/CAM/CAE product which allows manufacturers
      to   optimize  product  performance  and  reduce  cost,   while
      streamlining  the  product  development  process  from  concept
      through  manufacturing.   This total approach  to  product  and
      process   engineering  enables  significant   improvements   in
      quality,  while  reducing overall development  time  and  cost.
      Metaphase    Series 2 software, SDRC's PDM product, provides  a
      comprehensive approach to the management and control of product information, configuration, release management and workflow.

      Background

          The Company was incorporated under the laws of the State of Ohio in 1967. The Company was founded to provide advanced engineering consulting services and over time developed some of the industry's first mechanical engineering software packages to assist in its consulting efforts. After receiving strong customer interest in these software packages, the Company began marketing its software in the early 1970s. Today, SDRC's combination of software technology and related software services provides a comprehensive solution to address customer needs.

          During the past five years, the Company has restructured certain aspects of its business. In 1992, the Company and Control Data Systems, Inc. established a joint venture company, Metaphase Technology, Inc., to market product data management software. In 1994, the Company and Siemens Nixdorf Informationssysteme AG (SNI) formed a joint venture, SDRC Software and Services GmbH, to supply mechanical CAE/CAD/CAM software and services in Central Europe. In 1995, the Company purchased the remaining SNI interest of SDRC Software and Services GmbH. Also in 1995, the Company merged its software products marketing and engineering services subsidiaries into a single subsidiary which now provides all the software products and related services.

      Strategy

           The Company's strategy is to establish acknowledged technological leadership in marketing a highly functional set of mechanical design automation (MDA) and product data management (PDM) software tools and providing related software services.

      I-DEAS Master Series(TM)

          The Company develops and markets a comprehensive MDA software system called I-DEAS (Integrated Design Engineering
     Analysis Software) Master Series(TM). I-DEAS(TM) is a family of more than 90 tightly-integrated software modules that automate the entire mechanical product development process. I-DEAS is one of the most widely used mechanical design automation software tools in the industry, with more than 150,000 I-DEAS software licenses in use at more than 15,000 customer sites worldwide.

          I-DEAS allows manufacturers to design, simulate, test, optimize manufacturing and prototype product concepts in a fraction of the time required using standalone or partially integrated software tools. As a result, it helps customers develop higher quality products faster and less expensively than ever before.

          With I-DEAS, users are able to create and view a "master model", a solid representation of a product that precisely defines its geometry and material characteristics. This master model is easily understood by everyone concerned with the product, including representatives from management, marketing and manufacturing. It can be analyzed to evaluate the mechanical performance and structural integrity of the design concept, as well as provide information that can be used to optimize product performance.

      Metaphase Series 2

           SDRC also markets product data management software, Metaphase Series 2, which helps track and manage data associated with the product throughout the development process. Metaphase Series 2 is a modular PDM system designed to provide the depth and breadth of functionality customers require to meet current and future data management needs.

          Metaphase Series 2 software helps customers improve the way they create, share, access, define, manufacture and support their products. For product developers, this means fast, reliable access to the latest drawings, specifications and engineering changes they need regardless of location or the application used to create them. And for managers, it means accurate, reliable information about work-in-process as well as documentation of the entire product life cycle.
      Services

          The Company provides customers with technical applications software support and maintenance, technical support, training and consulting services. Technical applications software support and maintenance service provides telephone "hotline" support, software maintenance corrections for licensed I-DEAS products and features as well as enhancement versions released during the term of the contract, and documentation updates to support new vendor hardware and other services that enhance and maintain the customer's I-DEAS software investment.

          The Company provides basic training for each major I-DEAS software package. Advanced training classes are offered for selected I-DEAS applications to support continued growth of customer skills and to increase the productivity of departments utilizing I-DEAS.

          Building on its extensive knowledge of mechanical design automation technology and engineering applications, the Company also provides engineering consulting services to assist in the optimization of the design of its customers' products and to improve its customers' development process. In addition, advanced training and technology transfer are provided to customers to enable them to integrate and optimize their mechanical design automation investment. Advanced computer simulation methods and in-depth application expertise are utilized for traditional or highly specialized computer technologies including design audits, product design, troubleshooting and engineering process design.

      Heterogeneous environment/platforms

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

      Sales channels

          The Company markets its products and services primarily through its direct sales and support force. The Company employs highly skilled engineers and technically proficient support people capable of serving the sophisticated needs of the customer. The Company has an established relationship with a distributor in Japan, Information Services International - Dentsu Ltd., which accounted for approximately 14%, 11% and 11% of the Company's consolidated revenues in 1995, 1994 and 1993, respectively. In addition, the Company also utilizes distributors, value-added resellers and other marketing representatives for its marketing efforts.

      Sales channels (continued)

      In certain markets where the Company does not maintain a direct sales force, it licenses its products through independent representatives. Telemarketing is also used to complement both the direct and marketing indirect channels.
      Seasonality

           Historically, the Company has tended to realize a disproportionate amount of its total revenue in each quarter during the last month of the quarter, and to realize a disproportionate amount of its total annual revenue during the fourth quarter of each year. Future quarterly results could be impacted by factors such as order deferrals, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The results of operations for the three years ending
      December 31,1995 are not necessarily indicative of future expectations.

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

          The Company competes against products in the CAE/CAD/CAM market including the CADAM and CATIA products marketed by IBM, the CADDS product marketed by Computervision Corporation, the UNIGRAPHICS product marketed by EDS, the I/EMS product marketed by Intergraph Corporation and the Pro/ENGINEER product marketed by Parametric Technology Corporation. In the PDM market, the company competes against such products as the Optegra product marketed by Computervision Corporation, the Sherpa product marketed by Sherpa Corporation, and others. The Company's future success will depend in a large part on its ability to further penetrate its installed customer base as well as the installed customer base of its competitors.

           An important component of the SDRC "total solution" approach to provide MDA and PDM software tools and related engineering  consulting services to customers  is  the  Company employees. The Company's success will depend in part on its ability to attract and retain employees who are in great demand.

          The principal competitive factors in the mechanical design and PDM market for software and related services are product functionality, product breadth and integration, product performance, product quality, hardware platform support, ease of product use, price, customer support, technical reputation and size of installed customer base.

      Other Information

          Segment and geographic information is included on page 39 of the Company's Annual report to Shareholders for the year ended December 31, 1995, which is incorporated herein by reference.

          The Company owns all the standard software products that it licenses with the exception of I-DEAS Documentation System(TM), I-DEAS Drafting(TM), I-DEAS View Markup(TM), I-DEAS GNC(TM), I-DEAS Post Writer(TM), I-DEAS GNC Multi-Axis(TM), I-DEAS Symbols Library(TM), I-DEAS TMG(TM), I-DEAS Electronic Systems Cooling(TM), I-DEAS Wire EDM(TM), I-DEAS Team Conference(TM), DMCS(TM), Desktop PDM(TM), Metaphase, portions of I-DEAS Sound Quality(TM), portions of I-DEAS Mechanism Design(TM), and a variety of data translators which it licenses from third parties. Under these license agreements, the Company pays a percentage royalty to the third parties.

      Other Information (continued)

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

          The Company typically ships product within 30 days after acceptance of a customer purchase order and execution of a license agreement. A substantial portion of quarterly shipments tend to be made in the last month of the quarter. The Company does not believe that backlog is indicative of potential revenue for any future period.

          Research and development expense amounted to approximately $20,496,000, $20,715,000, and $17,526,000 in 1995, 1994, and
      1993, respectively.

          As of December 31, 1995, the Company had 1,122 full-time employees, of whom 227 were engaged in research and development, 734 in sales and marketing, and 161 in general management and administration. In addition, the Company employed 9 part-time employees and cooperative students.

Item 2.   Properties.

          The following table sets forth certain information, as of December 31, 1995, with respect to principal properties in which the Company and its subsidiaries conduct their operations:

                     Space Used
                         In
           Ownership Operations
Location        Or     (Square
             Lease      Feet)            Principal Activities
Cincinnati,  Lease    221,000       Headquarters Office Facilities,
Ohio         (expires               Technical Development Center,
              2011)                 Marketing and Administration

Dearborn,    Lease     34,000       Technical Development Center
Michigan     (expires               Support and Training Facilities.
              1998)

San Diego,   Lease     25,000       Office Facilities
California   (expires
              1999)


Madison      Lease     15,000       Office Facilities and Test Center
Heights,     (expires
Michigan      1997)

Hitchin,     Lease     15,000       European Headquarters Office
England      (expires               Facilities
              2017)

Paris,       Lease     18,000       Southern Europe Office Facilities
France       (expires
              2002)


Frankfurt,   Lease     19,000       Central Europe Office Facilities
Germany     (expires
             1999)

Munich,     Lease      11,000       Central Europe Development
Germany    (expires                 Facilities
            1996)

Tokyo,      Lease       8,000       Asia-Pacific Office Facilities
Japan      (expires
            1997)

          Management of the Company considers the above properties to be adequate and suitable for present purposes.


Item 3.   Legal Proceedings.

      Securities Litigation and Related Matters

          Except for the following matters, SDRC is not a party to any litigation other than ordinary routine litigation incidental to its business. Beginning in September 1994 a total of 12 class action lawsuits alleging various violations of the federal securities laws and two derivative lawsuits alleging breaches of Ohio corporate law were filed against SDRC following SDRC's public disclosure of certain accounting irregularities. All of the complaints sought unspecified damages. The class action cases were consolidated into one case entitled In Re: Structural Dynamics Research Corporation Securities Litigation, United States District Court, Southern District of Ohio, Consolidated Master File No. C-1-94-630 (the "Class Action Case"). Subsequently, the two derivative cases were consolidated into one case entitled In Re: Structural
      Dynamics Research Corporation Derivative Litigation, United States District Court, Southern District of Ohio, Consolidated Master File No. C-1-94-650 (the "Derivative Case").

          The Class Action Case represents a direct claim against SDRC by certain named plaintiffs acting on behalf of a class of plaintiffs consisting of certain purchasers of SDRC's common stock between February 3, 1992 and September 14, 1994. In December 1995, SDRC and plaintiffs' counsel in the Class Action Case entered into a Memorandum of Understanding setting forth the terms of a proposed settlement of this case. Pursuant to the proposed settlement, SDRC will establish a settlement fund of $27 million consisting of $17 million cash and $10 million in shares of SDRC common stock (to be valued based on market prices at the time of distribution). The settlement is subject to final approval of the United States District Court which has not yet been obtained.

          The Derivative Case remains pending. The legal theory of derivative litigation is that the named plaintiffs, who are shareholders of the corporation, are pursuing claims on behalf of the corporation against third parties whose actions have injured the corporation but against whom the corporation has refused  to  take independent action.  In such  litigation  the corporation is considered a "nominal" defendant. In the Derivative Case, SDRC is therefore a "nominal" defendant. The "real" defendants consist of various former officers and employees of SDRC and certain of its directors. Since the plaintiffs are theoretically acting on behalf of SDRC, any recovery in this matter would be for the benefit of SDRC.
      However, SDRC could nevertheless face exposure to liability through the legal obligation, which could be applicable under certain circumstances, to indemnify and hold harmless certain of the defendants against whom a judgment might be rendered. Although there can be no assurance as to the ultimate outcome of this matter, SDRC management does not believe it will have a material impact on the financial condition of SDRC.

          Based on the same facts which gave rise to the Class Action Case and the Derivative Case, the Commission commenced a formal, private investigation of SDRC in September 1994 which remains pending. SDRC is fully cooperating with this investigation but cannot predict its outcome.

          During 1994 and 1995 SDRC carried $5 million of primary directors and officers liability insurance coverage from the Federal Insurance Company plus "excess liability coverage" from Agricultural Excess and Surplus Insurance Company ("AESIC"), which provides $3 million of such coverage, and from Old Republic Insurance Company ("Old Republic"), which provides an additional $2 million of such coverage. The directors and officers liability insurance, both primary and excess, is potentially available with respect to the Class Action Case and the Derivative Case because certain of SDRC's directors and former officers are personal defendants in those matters. Coverage under the excess policies is dependent upon first exhausting the primary coverage. SDRC has come to an understanding with the primary insurer with respect to its coverage, but the excess carriers have to date denied coverage. On October 11, 1995, SDRC and certain officers and directors named in the Class Action Case and/or the Derivative Case filed a declaratory judgment action against the excess carriers in a case entitled Structural Dynamics Research Corporation, et al.
      v.  Agricultural Excess and Surplus Insurance Company, et  al.,
      Clermont County Court of Common Pleas, Case            No.  95-
      CV-9697. The action alleges that neither AESIC nor Old Republic is entitled to rescind


      Securities Litigation and Related Matters (continued)

      its policy or exclude any of the named plaintiffs from coverage with respect to claims in the Class Action Case or the Derivative case. AESIC and Old Republic each responded and have taken the position that they are entitled to rescission and that all claims are excluded under the terms of the policy. While SDRC intends to vigorously pursue this case, there can be no assurance as to its ultimate outcome.

Additional     Executive Officers of the Registrant (at March 12,
1996).
Item.

      Name             Age  Position

      Albert F.        53   President and Chief Executive Officer
      Peter*
      John A.          37   Vice President, Secretary and General
      Mongelluzzo           Counsel
      Martin Neads     47   Senior Vice President and General
                            Manager, SDRC Operations
      Martin D.        50   Vice President, Product Development
      Schussel
      Bryan Valentine  48   Vice President, Human Resources
      Jeffrey J.       43   Vice President, Chief Financial Officer
      Vorholt               and Treasurer

     * Member of Board of Directors


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

           Mr. Schussel has served as Vice President, Product Development since February, 1995 and became a board-elected officer of the Company in April, 1995. Mr. Schussel joined the Company in 1988 and has served in various positions.

          Mr. Valentine has served as Vice President, Human Resources since October, 1995 and became a board-elected officer of the Company in December, 1995. Prior to accepting his position with the Company, he was employed by AM International, Inc. as Vice President, Human Resources from October, 1986 to June, 1995.

          Mr. Vorholt has served as Vice President, Chief Financial Officer and Treasurer since February, 1995. Prior to that time, Mr. Vorholt was the Vice President and Controller since December, 1994. Prior to accepting his position with the Company, he was employed by Cincinnati Bell Telephone Company as Senior Vice President - Accounting and Information Systems from 1991 - 1994, and by Cincinnati Bell Information Systems, Inc. as Senior Vice President and Director, 1989 - 1991. Mr. Vorholt is a licensed Certified Public Accountant and Attorney-at-Law.


                              PART II.

Item 5.     Market   for  Registrant's  Common  Equity  and   Related
      Shareholder Matters.

          The Company's common stock is listed and traded on the National Association of Securities Dealers, Inc. Automatic Quotation (NASDAQ) National Market System.

          The high and low bid prices per share for the Company's common stock as reported on the NASDAQ National Market System are contained in the table below. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission. The Company paid no dividends in 1994 or 1993 and intends to continue its policy of retaining earnings to finance future growth. There were approximately 1,600 shareholders of record as of December 31, 1995.


                               Three months ended
               March 31,      June 30,     September 30,    December 31,
                   1995          1995              1995            1995

High               9  5/8       15             20  1/4       30  1/2

Low                5  1/8        8  3/8        10  3/8       16


                                 Three months ended
                March 31,      June 30,     September 30,    December 31,
                   1994          1994              1994            1994


High              17  1/8        13  7/8       10            6  3/4

Low               12              9  1/8        3  5/8       3  3/4

Item 6.   Selected Financial Data.

          The selected financial data for the five years ended December 31, 1995, which appears on page 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference in this Form 10-K Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of
      Operations.

          The Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 20 to 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference in this Form 10-K Annual Report.

Item 8.   Financial Statements and Supplementary Data.

           The Consolidated Financial Statements and Report of Independent Accountants appearing on pages 24 to 40 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 6 and 7, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

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


                              PART III.

           The information required by Item 10. "Directors and Executive Officers of the Registrant," Item 11. "Executive Compensation," Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Item 13. "Certain
      Relationships and Related Transactions" is incorporated by reference to the Company's definitive Proxy Statement dated March 26, 1996 which relates to its April 30, 1996 Annual Meeting of Shareholders.


                              PART IV.

Item 14.   Exhibits,  Financial Statement Schedules, and  Reports  on
      Form 8-K.

a.1.  Financial Statements

          The following Consolidated Financial Statements and related notes of Structural Dynamics Research Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8. of Part II:

      Report of Independent Accountants.
      Consolidated Statement of Operations - Years ended December 31, 1995, 1994 and 1993.
      Consolidated Balance Sheet - December 31, 1995 and 1994.
      Consolidated Statement of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993.
      Consolidated Statement of Cash Flows - Years ended December 31, 1995, 1994 and 1993.
      Notes to Consolidated Financial Statements.

a. 2. Financial Statement Schedules

          The Report of Independent Accountants on the financial statement schedule of Structural Dynamics Research Corporation and subsidiaries appears immediately prior to the
      Schedule VIII in this Form 10-K.

          The following financial statement schedule of Structural Dynamics Research Corporation and subsidiaries is included in this Item 14:

           Schedule
            VIII          Valuation and qualifying accounts

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

    10(e)  Structural  Dynamics Research Corporation
           1991 Employee Stock Option Plan              Note (e)

    10(f)  Structural  Dynamics Research Corporation
           Directors' Non-Discretionary Stock Option
           Plan                                         Note (e)

    10(g)  Joint Venture Agreement between Structural
           Dynamics Research Corporation and Nissan
           Motor Co., Ltd.                              Note (c)

    10(h)  Joint Venture Agreement between
           Structural Dynamics Research Corporation
           and Vickers, Inc., a Trinova Company         Note (d)

    10(i)  Lease agreement (including amendments  #1
           and #2) between Park 50 Development Company
           Limited Partnership and Structural
           Dynamics Research Corporation                Note(f)

    10(j)  Joint Venture Formation Agreement between
           Structural Dynamics Research Corporation
           and Control Data Systems, Inc.               Note (g)


                            Exhibit                     Reference

    10(k)  Joint Venture Agreement between
           Structural Dynamics Research Corporation
           and Siemens Nixdorf Informationssysteme AG   Note(i)


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

              (i) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

b.            Reports on Form 8-K
                   None

c.            Exhibits as required by Item 601 of Regulation S-K
                   None

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                            STRUCTURAL DYNAMICS RESEARCH CORPORATION




March 27, 1996               By /s/Jeffrey J. Vorholt
Date                           Jeffrey J. Vorholt, Vice President,
                               Chief Financial Officer and Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Albert F. Peter   March 27, 1996  /s/John E. McDowell   March 27, 1996
Albert F. Peter,            (Date)  John E. McDowell              (Date)
 President, Chief                    Director
 Executive Officer
 and Director
 (Principal Executive Officer)


/s/William P. Conlin March 27, 1996  /s/James W. Nethercott March 27, 1996
William P. Conlin,          (Date)  James W. Nethercott            (Date)
 Chairman of the Board               Director


/s/Jeffrey J. Vorholt March 27, 1996 /s/Arthur B. Sims    March 27, 1996
Jeffrey J. Vorholt,          (Date) Arthur B. Sims              (Date)
 Vice President,                     Director
 Chief Financial Officer
 and Treasurer
 (Principal Financial and
  Accounting Officer)


/s/Robert P. Henderson March 27, 1996
Robert P. Henderson          (Date)
 Director

/s/Gilbert R. Whitaker, Jr. March 27, 1996
Gilbert R. Whitaker, Jr.         (Date)
 Director

/s/Bannus B. Hudson    March 27, 1996
Bannus B. Hudson                 (Date)
 Director




                  Report of Independent Accountants





To the Board of Directors
of Structural Dynamics Research Corporation


Our audits of the consolidated financial statements referred to in our report dated January 30, 1996 appearing on page 24 of the 1995 Annual Report to Shareholders of Structural Dynamics Research Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP

Cincinnati, Ohio
January 30, 1996






                                                        SCHEDULE VIII


      STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
            YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                           (in thousands)



                        Balance at   Charged    Deductions/   Balance at
                                                              End
 Description            Beginning    (Credited) (Recoveries)  of Period
                        of Period    to Income

Accounts Receivable:

 Year ended
  December 31, 1993     $1,697        1,790       1,136       $2,351

 Year ended
  December 31, 1994     $2,351          424        (132)      $2,907


Year ended
  December 31, 1995     $2,907         (283)        304       $2,320
