Form 10-K/A
period 1993-12-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-05-10
CIK 820235

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549
                            __________________

                                FORM 10-K/A
                               Amendment No. 2
                            __________________

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

   As of March 7, 1994 the latest practicable date, 28,787,384 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately
$453,107,476 at that date.
                            __________________
                    DOCUMENTS INCORPORATED BY REFERENCE

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


/s/ Price Waterhouse LLP

Price Waterhouse LLP
Cincinnati, Ohio
January 13, 1995

CONSOLIDATED STATEMENT OF OPERATIONS
Structural Dynamics Research Corporation


                          Year ended December 31

(in thousands,
except share data)      1993      1992      1991

__________________________________________________

Revenue:

 Software products
 and services           $ 93,591  $ 95,494  $79,297

 Maintenance              33,882    31,023   24,264

 Engineering services     20,132    22,524   26,371

    Net revenue          147,605   149,041  129,932

Cost and expenses:

 Cost of revenue          37,503    33,141   34,570

 Research and
 development expenses     25,937    25,369   20,966

 Selling, general and
 administrative
 expenses                 92,549    78,318   62,179

  Total cost and
  expenses               155,989   136,828  117,715

   Operating income
   (loss)                (8,384)    12,213   12,217

Equity in losses of
 affiliate                 (614)     (410)      ---

Other income,
principally interest       1,642     2,104    2,308

Income (loss) before
income taxes and
cumulative effect
of accounting change     (7,356)    13,907   14,525

Income tax expense        4,376      5,132    5,246

Net income (loss)
before cumulative
effect of accounting
change                  (11,732)     8,775    9,279

Cumulative effect
of accounting change        ---        700      ---

Net income (loss)       $(11,732) $  9,475  $  9,279

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

   Changes in assets
   and liabilities:

     (Increase) decrease
     in accounts
     receivable, net        8,468  (7,989)   (1,497)

     Increase in
     prepaid expenses       (717)     (92)   (1,254)

     Increase in
     accounts payable
     and accrued expenses   6,433    1,771     3,825

     Increase (decrease)
     in accrued income
     taxes                     13    4,920     (325)

     (Decrease) increase
     in deferred revenue    (141)    2,761       250

                            _________________________
       Net cash provided
       by operating
       activities          19,467   21,855   14,968

Cash flows from
investing activities:

 Purchases of
 investments, net           (515)  (4,262) (16,490)

 Additions to
 property and
 equipment, net           (6,150)  (8,764) (10,940)

 Disposition of
 facilities                 ---     ---       3,224

 Additions to
 computer software
 construction costs      (11,282)  (9,365)  (7,514)

 Additions to
 purchased computer
 software                   (296)    (260)  (3,540)

 Investment in
 joint venture            (1,500)  (1,477)     ---

 Other, net                 (468)       2      404
                         ____________________________
    Net cash used
    in investing
    activities           (20,211) (24,126) (34,856)

Cash flows from
financing activities:

 Stock issued under
 employee benefit plans     4,071   4,629   11,712

 Purchases of
 treasury stock             (165)  (1,588)    (689)

 Decrease in
 long-term obligations       ---      ---   (2,716)

   Net cash provided
   by financing activities  3,906    3,041    8,307

Effect of exchange
rate changes on cash         (40)    (428)    (275)

Increase (decrease)
in cash and cash
equivalents                 3,122      342 (11,856)

Cash and
cash equivalents:

 Beginning of period       31,661   31,319   43,175


 End of period           $ 34,783 $ 31,661 $ 31,319


Cash paid during
the year for:

 Income taxes            $  4,450 $  3,957 $  3,915

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

   The reconciliation of previously reported results to restated results for the years ended Deecember 31, 1993, 1992 and 1991 is as follows:

                                   December 31, 1993
                          ---------------------------------
                          Previously
                          Reported   Adustment  As restated

Revenue                   $186,317   $(38,712)  $147,605
Net income (loss)           14,284    (26,016)   (11,732)
Income (loss) per share   $   0.48   $  (0.87)  $  (0.39)


                                  December 31, 1992
                          ---------------------------------
                          Previously
                          Reported   Adjustment As restated

Revenue                   $163,647   $(14,606)  $149,041
Net income (loss)           14,490     (5,015)     9,475
Income (loss) per share   $   0.48   $  (0.17)  $   0.31


                                  December 31, 1991
                          ---------------------------------
                          Previously
                          Reported   Adjustment As restated

Revenue                   $146,306   $(16,374)  $129,932
Net income (loss)           17,917     (8,638)     9,279
come (loss) per share   $   0.60   $  (0.29)  $   0.31



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

     Under the plans, employee options expire ten years from the date of grant and are exercisable as follows: 33% on the first anniversary of the grant date; 67% on the second anniversary; and all or any remaining options on the third anniversary until expiration. Director options expire five years from the date of grant and are exercisable 50% upon expiration of six months from the grant date and all or any remaining options on the first anniversary of the grant date until expiration. As of December 31, 1993 there were approximately 4,287,000 shares on which options were exercisable.
     (6)     Common Stock and Employee Benefit Plans cont.

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


Above amounts are included in the balance sheet captions of "cash and cash equivalents", "investments" and "long-term investments".
                                                    SCHEDULE VIII


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

          10(j) Joint Venture Formation Agreement
                between Structural Dynamics Research
                Corporation and Control Data
                Systems, Inc.                          Note (g)

           11   Statement regarding computation        Note (i)
                of per share earnings

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

          (i) Previously provided in Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31,
1993.

b.  Reports on Form 8-K

    None.



                                              Report on Form 10-K/A
                                             for year ended
                                             December 31, 1993




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            STRUCTURAL DYNAMICS RESEARCH CORPORATION




May 10, 1996            By: /s/ Jeffrey J. Vorholt
Date                           Jeffrey J. Vorholt, Vice President,
                               Chief Financial Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Albert F. Peter   May 10, 1996 /s/ John E. McDowell May 10,1996
Albert F. Peter,          (Date)     John E. McDowell         (Date)
 President, Chief                    Director
 Executive Officer
 and Director
 (Principal Executive
 Officer)



/s/William P. Conlin May 10, 1996 /s/James W. Nethercott May 10,1996
William P. Conlin,     (Date)     James W. Nethercott       (Date)
Chairman of the Board             Director




/s/ Jeffrey J. Vorholt May 10, 1996 /s/Arthur B. Sims May 10, 1996
Jeffrey J. Vorholt,      (Date)     Arthur B. Sims            (Date)
 Vice President,                   Director
 Chief Financial Officer
 and Treasurer
 (Principal Financial and
  Accounting Officer)







/s/ Gilbert R. Whitaker, Jr. May 10, 1996
Gilbert R. Whitaker, Jr.  (Date)
 Director



/s/ Bannus B. Hudson May 10, 1996
Bannus B. Hudson          (Date)
 Director

                                                 EXHIBIT 24