Form 10-Q/A
period 1994-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-05-10
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q/A
                            Amendment No. 2

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

     The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1994 as set forth below. Items not referenced below are not amended. Items referenced below are amended in their entirety as set forth below:

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

   The reconciliation of previously reported results to the restated results for the three months ended March 31, 1994 and 1993 are as follows:


                           Three Months Ended                Three Months Ended
                             March 31, 1994                     March 31, 1993
                        -----------------------------  ----------------------------------
                        Previously            As         Previously             As
                        Reported   Adjustment restated   Reported   Adjustment  restated
Revenue                 $47,312   $(10,517)   $36,795    $39,141    $(5,635)   $33,506
Net income (loss)         2,272    (10,482)    (8,210)     2,873     (3,509)      (636)
Income (loss) per share $   .08   $   (.35)   $  (.27)   $   .10    $  (.12)   $  (.02)


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


                                                      Report on Form 10-Q/A
                                                      for quarter ended
                                                      March 31, 1994



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