Form 10-Q/A
period 1994-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-05-10
CIK 820235

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

     The Registrant hereby amends the following items and financial statements of its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994 as set forth below. Items not referenced below are not amended.
Items referenced below are amended in their entirety as set forth below:

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

   The reconciliation of previously reported results to restated results for the three and six months ended June 30, 1994 and 1993 are as follows:

                                Three Months Ended              Three Months Ended
                                  June 30, 1994                    June 30, 1993
                        ---------------------------------  ---------------------------------
                        Previously            As           Previously             As
                        Reported   Adjustment restated     Reported   Adjustment  restated
Revenue                 $53,350   $(10,641)   $42,709       $49,605    $(9,177)   $40,428
Net income (loss)         4,131     (2,539)     1,592         4,121     (7,778)    (3,657)
Income (loss) per share $   .14   $   (.09)   $   .05       $   .14    $  (.26)   $  (.12)



                                Six Months Ended                  Six Months Ended
                                  June 30, 1994                    June 30, 1993
                        ---------------------------------  ---------------------------------
                        Previously            As           Previously             As
                        Reported   Adjustment restated     Reported   Adjustment  restated

Revenue                 $100,662   $(21,158)   $79,504       $88,746   $(14,812)   $73,934
Net income (loss)          6,403    (13,021)    (6,618)        6,994    (11,287)    (4,293)
Income (loss) per share $    .22   $   (.44)   $  (.22)      $   .23   $   (.37)   $  (.14)



(3)  Change in Accounting Principle

In 1994, the Company adopted Statement of Financial Accounting Standards SFAS
 No.112 "Employers' Accounting for Postemployment Benefits" for benefits attributable to employees' service previously rendered. As such, the Company has recognized a one-time charge of $3,896 net of income tax benefits. The annual incremental charge for future periods is not anticipated to be material.


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




                                                  Report on Form 10-Q/A
                                                  for quarter ended
                                                  June 30, 1994


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       STRUCTURAL DYNAMICS RESEARCH CORPORATION


May 10, 1996              By:/s/ Jeffrey J. Vorholt
 (Date)                    (Jeffrey J. Vorholt,
                            Vice President and Controller)


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