Form 10-K/A
period 1995-12-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-05-10
CIK 820235

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549
                         __________________

                              FORM 10-K/A
                             Amendment No. 1
                         __________________

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


    The Registrant hereby amends the following items and financial statements of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth below. Items not referenced below are not amended. Items referenced herein are amended in their entirety as set forth below:


Item 3.   Legal Proceedings.

      Securities Litigation and Related Matters

          Except  for the following matters, SDRC is not a  party  to
      any   litigation   other  than  ordinary   routine   litigation
      incidental  to  its business.

   On September 14, 1994, SDRC announced that in the course of an internal review of the business practices of its Far East Headquarters Operations, it had identified that certain shipments of its products intended for sale to or through third party distribution channels apparently did not represent valid sales and that as a result it expected to restate its financial statements for 1992, 1993 and the first two quarters of 1994. SDRC further announced that it had dismissed its vice president and general manager of its Far East Operations, Tony Tolani, and had engaged outside legal counsel to further examine its internal controls and business practices. SDRC also stated that it expected to report a net loss of $.15 to $.25 per share for the third quarter of 1994, well below analysts' expectations of earnings of $.11 per share.

   Following the September 14, 1994 announcement, the market price of SDRC common stock dropped from approximately $7.625 per share to as low as approximately $3.625.

    On November 2, 1994, KPMG Peat Marwick LLP announced that it had resigned as SDRC's audit firm and withdrew its audit certifications of SDRC's financial statements for 1991 through 1993 due to serious questions as to its ability to rely on the representations of SDRC's management. On November 3, 1994, SDRC announced that as a result of its outside legal counsel's ongoing investigation, its senior vice president and chief financial officer, Ronald Hoffman, and its vice president and controller, Richard Lajoie, left the company to pursue other interests. On November 4, 1994, SDRC announced the resignation of its Chairman, President and Chief Executive Officer, Ronald Friedsam.

   SDRC completed the restatement of its 1991, 1992 and 1993 annual financial statements and its unaudited financial statements for the first and second quarter of 1994 on January 17, 1995. After the restatement, 1991 revenues were $129.9 million and net income was $9.3 million. Previously reported 1991 revenues were $146.30 million and net income was $17.9 million. For the year 1992, restated revenues were $149.0 million and net income was $9.5 million. Previously reported revenues for 1992 were $163.6 million and net income was $14.5 million. For the year 1993, restated revenues were $147.6 million and net loss was $(11.7) million. Previously reported revenues for 1993 were $186.3 million and net income was $14.3 million.

   Beginning on September 15, 1994 a total of 12 class action lawsuits alleging various violations of the federal securities laws and two derivative lawsuits alleging breaches of Ohio corporate law were filed against SDRC, certain of its current and former officers and directors (the "Individual Defendants"), and its then audit firm, KPMG Peat Marwick LLP. All of the complaints sought unspecified damages. The class action cases were consolidated into one case entitled In Re: Structural Dynamics Research Corporation Securities Litigation, United States District Court, Southern District of Ohio, Consolidated Master File No. C-1-94-630 (the "Class Action Case"). Subsequently, the two derivative cases were consolidated into one case entitled In Re: Structural Dynamics Research Corporation Derivative Litigation, United States District Court, Southern District of Ohio, Consolidated Master File No. C-1-94-650 (the "Derivative Case").

   The Class Action Case represents a direct claim against SDRC by certain named plaintiffs acting on behalf of a class of plaintiffs consisting of certain individuals who purchased and sold SDRC common stock in open market transactions between February 3, 1992 and September 14, 1994. The claims made by the plaintiffs in this case were based on SDRC's alleged disclosures of misleading information and failure to disclose certain adverse information arising from the facts described above and the alleged participation of the Individual Defendants and KPMG Peat Marwick LLP therein. The plaintiffs further alleged that certain of the Individual Defendants had engaged in sales of SDRC Common Stock while in the possession of material undisclosed information regarding SDRC ("insider trading"). The plaintiffs asserted that all of the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and that the Individual Defendants, as controlling persons of SDRC, were also liable under Section 20(a) of the Exchange Act and, by reason of the alleged insider trading of certain of the Individual Defendants, were liable under Section 20A(a) of the Exchange Act. The plaintiffs also relied upon theories of common law fraud. In December 1995, SDRC and plaintiffs' counsel in the Class Action Case entered into a Memorandum of Understanding setting forth the terms of a proposed settlement of this case. On March 22, 1996 the proposed settlement was approved by the court and a final order was entered. Pursuant to the settlement, SDRC established a settlement fund of $27.6 million consisting of $17.6 million cash and $10 million in shares of SDRC Common Stock (to be valued based on market prices at the time of distribution). The settlement does not constitute an admission of liability on the part of any defendant. SDRC's Board of Directors determined that the settlement was in the best interests of SDRC and its shareholders in light of the high cost of continued litigation of the matter and the high level of management time and attention it would require which could be better spent on SDRC's business.

   The Derivative Case remains pending, but the parties have entered into a Memorandum of Understanding for a proposed settlement, subject to final approval of the United States District Court. The legal theory of derivative litigation is that the named plaintiffs, who are shareholders of the corporation, are pursuing claims on behalf of the corporation against third parties whose actions have injured the corporation but against whom the corporation has refused to take independent action. In such litigation the corporation is considered a "nominal" defendant. In the Derivative Case, SDRC is therefore a "nominal" defendant. The "real" defendants consist of various former officers and employees of SDRC and certain of its directors. Since the plaintiffs are theoretically acting on behalf of SDRC, any recovery in this matter would be for the benefit of SDRC. However, SDRC could nevertheless face exposure to liability through the legal obligation, which could be applicable under certain circumstances, to indemnify and hold harmless certain of the defendants against whom a judgment might be rendered. For this reason, and the cost to SDRC of continued litigation, SDRC's Board of Directors determined that a reasonable settlement of the Derivative Litigation would be in the best interests of SDRC and its shareholders. Under the proposed settlement, SDRC will pay the plaintiffs' counsel $900,000 in legal fees and up to $50,000 for out-of-pocket expenses. The settlement does not constitute an admission of liability on the part of any defendant.

Based on the same facts which gave rise to the Class Action Case and the Derivative Case, the Commission commenced a formal, private
investigation of SDRC in September 1994  which remains   pending.   SDRC
is  fully  cooperating   with   this investigation but cannot predict its
outcome.

   During 1994 and 1995 SDRC carried $5 million of primary directors and officers liability insurance coverage from the Federal Insurance Company plus "excess liability coverage" from Agricultural Excess and Surplus Insurance Company ("AESIC"), which provides $3 million of such coverage, and from Old Republic Insurance Company ("Old Republic"), which provides an additional $2 million of such coverage. The directors and officers liability insurance, both primary and excess, is potentially available with respect to the Class Action Case and the Derivative Case because certain of SDRC's directors and former officers are personal defendants in those matters. Coverage under the excess policies is dependent upon first exhausting the primary coverage. SDRC came to an early understanding with the primary insurer with respect to its coverage, and has in fact received payment of the entire $5 million of such coverage, but the excess carriers have to date denied coverage. On October 11, 1995, SDRC and certain officers and directors named in the Class Action Case and/or the Derivative Case filed a declaratory judgment action against the excess carriers in a case entitled Structural Dynamics Research Corporation, et al. v. Agricultural Excess and Surplus Insurance Company, et al., Clermont County Court of Common Pleas, Case No. 95-CV-9697. The action alleges that neither AESIC nor Old Republic is entitled to rescind its policy or exclude any of the named plaintiffs from coverage with respect to claims in the Class Action Case or the Derivative Case. AESIC and Old Republic each responded and have taken the position that they are entitled to rescission and that all claims are excluded under the terms of the policy. AESIC and Old Republic based their position on numerous theories, including among others allegations that their policies are voidable because SDRC did not disclose alleged improper booking of sales on its application for the insurance, that their policies do not cover pre-existing litigation and the Class Action Case and Derivative Case included various claims that had previously been asserted against SDRC in prior litigation, that the matters in question are uninsurable as a matter of law, and that coverage is not available with respect to alleged deliberate fraudulent acts or willful violations of statutes or regulations. While SDRC intends to vigorously pursue this case, there can be no assurance as to its ultimate outcome.

Item 6.   Selected Financial Data.

          The selected financial data for the five years ended December 31, 1995 is as follows:


SUMMARY OF SELECTED FINANCIAL DATA
Structural Dynamics Research Corporation


                                        Year ended December 31
(in thousands,
except per share data)            1995     1994      1993     1992      1991
Statement of operations data:

 Net revenue                    $204,084  $167,547 $147,605  $149,041  $129,932


 Income (loss) before income
  taxes and cumulative effect
  of accounting changes           (1,917)  (5,168)  (7,356)    13,907    14,525

 Income (loss) before cumulative
  effect of accounting changes    (8,467)  (9,001) (11,732)     8,775     9,279

 Net income (loss)                (8,467) (12,897) (11,732)     9,475     9,279

 Earnings (loss) per share:

  Before cumulative effect of
   accounting changes               (.28)    (.31)    (.39)       .29       .31

  Net income (loss)                 (.28)    (.45)    (.39)       .31       .31

 Common and common equivalent
  shares                          29,921   28,844   29,876     30,093    29,817

Balance sheet data:

 Working capital                $ 35,695  $ 27,590 $ 27,474  $ 48,440  $ 45,207

 Total assets                    193,522   142,699  134,549   136,130   119,339

 Long-term liabilities             8,163   10,219       326        --        --

 Total shareholders' equity       77,409   72,152   84,581     92,447    80,359


    During 1993-1994,the Company's level of expenses increased to support technological development and revenue growth. As anticipated revenue growth did not materialize, the Company's expenses exceeded revenue resulting in operating and net losses. In 1995, the anticipated cost of the class action lawsuit settlement, net of estimated insurance proceeds, was included in the results of the operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Company operates in a single industry segment providing mechanical design automation (MDA) software, product data management (PDM) software and related services. The Company's MDA product, I-DEAS Master Series, is a world-class, integrated CAD/CAM/CAE product which allows manufacturers to optimize product performance and reduct cost, while streamlining the product development process from concept through manufacturing. This total approach to product and process engineering enables significant improvements in quality, while reducing overall development time and cost. Metaphase Series 2 software, SDRC's PDM product, provides a comprehensive approach to the management and control of product information and configuration, release management and work flow.


   Revenue

Consolidated revenue, including licenses and services, for 1995 rose to $204,084 compared with 1994 revenue of $167,547 and 1993 revenue of $147,605. This represents increases of 22% in 1995 and 14% in 1994. The growth is due to an increase in the Company's installed software base and the associated increase in maintenance, software services and training revenue. In 1995, the Company merged its software products marketing and engineering services subsidiaries.

   Software License Revenue. Software license revenue for 1995 increased to $117,573 compared to 1994 revenue of $103,317 and 1993 revenue of $86,754. These amounts represent an increase of 14% in 1995 and 19% in 1994 which is attributed to the enthusiastic market acceptance of the I-DEAS Master Series product enhancements and increased demand for the PDM product. In 1995, PDM license revenue increased 54% over 1994. Also in 1995, the Company purchased the minority interest in SDRC GmbH. As of the acquisition date, license revenue generated by SDRC GmbH was included in the consolidated financial statements.

   Software Maintenance and Services Revenue. Software maintenance and services revenue is derived from software maintenance
contracts, software  services and training.   Combined  software
maintenance and services revenue increased to $86,511 in 1995  or
35%  over  1994  and to $64,230 in 1994 or 6% over  1993.    This
revenue  represents 42%, 38% and 41% of consolidated net  revenue
in  1995,  1994  and  1993, respectively.   Software  maintenance
growth is due to revenue generated from maintenance contracts for both new and existing customers. Software services growth in 1995 over 1994 is primarily attributable to the increased level of I-DEAS and Metaphase Series 2 implementation and integration
projects.   In addition, the Company's software services  revenue
was impacted in 1995 by a large contract from one of its major automotive customers and a renewal of a services contract from one of its major aerospace customers. In 1994, engineering consulting revenue did not increase over 1993 due to downsizing portions of the consulting business not considered synergistic with the software segment. The Company expects that the software maintenance and services revenue will continue to increase.

   Geographic.     Total   revenue  from  international   operations
accounted for 56%, 57% and 61% of consolidated net revenue in 1995, 1994 and 1993, respectively. The Company expects the international market to continue to account for a significant portion of total revenue.


Cost and Expenses

   Cost of Revenue. Cost of licenses primarily consists of the cost of distributing software producs and an allocation of the amortization of capitalized software construction costs and royalty fees paid to third parties under licensing agreements. Cost of maintenance and services primarily consists of the staff and related costs associated with the generation and support of software service revenue and allocation of the amortization of capitalized software construction costs and royalty fees paid to third parties under licensing agreements.

    Total cost of revenue increased to $63,073 in 1995 from $48,785 in 1994 and $46,937 in 1993. As a percentage of revenue, these costs were 31%, 29% and 32% of net consolidated revenue for 1995, 1994 and 1993, respectively.

   The cost of licenses in 1995 increased 28% while the associated license revenue increased 14%. The increase in cost during 1995 was due primarily to increased author fees on the Company's I-DEAS Master Series and Product Data Management products. In 1994, cost of licenses increased 13% as compared to the associated license revenue increase of 19%. An increase in author fees was partially offset by a decrease in amortization of software construction costs.

   Cost of maintenance and services in 1995 increased 30% while the associated revenue increased 35%. In 1994, cost of maintenance and services remained constant with 1993 levels while the associated revenue increased 6%. The Company expects that total cost of revenue will continue to increase due to variable costs associated with license and related services revenue growth.

   Research and Development Expenses. The Company continues to invest significant amounts in the technological advancement of its product line. Research and development expenses amounted to
$20,496,   $20,715   and  $17,526  in  1995,   1994   and   1993,
respectively.  These amounts represent 10%, 12% and  12%  of  net
revenue  for  1995,  1994  and  1993,  respectively.    In  1995,
research and development expenses as a percent of total revenue decreased because of a reduction in staff and related staff costs which occurred in the fourth quarter of 1994 and first quarter of
1995.   The  Company  expects that the research  and  development
costs will increase due to the acceleration of the development of its I-DEAS Master Series software and other product initiatives.

   Research  and  development  expenses  consist  of  expenses   for
development of software products which cannot be capitalized in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software  to
be Sold, Leased, or Otherwise Marketed." Research and development expenses exclude internally developed capitalized software costs
of   $6,928,  $9,312  and  $11,282  in  1995,  1994   and   1993,
respectively. These capitalized amounts represent 34%, 45% and 64% of research and development expenses in 1995, 1994 and 1993, respectively. The percentage of capitalized costs to total research and development expenses has declined over the three-year period because the product development staff is using a more effective development process. With this process, more time is
spent   in  the  phases  before  coding  begins  to  refine   the
requirements and approach, reducing the amount of software development costs that are capitalizable. Capitalized computer software costs are amortized over the useful lives of the related products, which are estimated to be no more than five years.

   Selling and Marketing Expenses. Selling and marketing expenses consist of the costs associated with the world wide sales and
marketing  staff,  advertising and product  localization.   These
expenses  amounted to $87,049, $89,628 and $80,906 in 1995,  1994 and  1993, respectively. These amounts represent 43%, 53% and 55%
of   net   consolidated  revenue  for  1995,   1994   and   1993,
respectively.    The  selling and marketing expense  decrease  in
1995 from 1994 is due to a reduction in staff and related staff costs partially offset by an increase in sales incentives for both the direct and indirect channels. The Company expects to continue to expand its sales organization to meet the growing customer demand for its products and services.

   Throughout 1994 and 1993, the Company incurred significant expenses from increased headcount in the sales and technical support organizations to promote direct sales and support new and
existing  customers.   The  primary  focus  was  to  assist   the
Company's customers in their transitioning efforts to the  I-DEAS
Master  Series  product  introduced in June  1993.   The  Company
anticipated higher revenue growth to offset the incremental headcount costs from sales and support activities. In the fourth quarter of 1994 and the first quarter of 1995, the Company initiated a plan to cut costs and strengthen its competitive position by reducing its workforce.

   General and Administrative Expenses. General and administrative expenses consist of costs associated with the corporate, finance,
human   resource   and   administrative  staffs.    General   and
administrative expenses amounted to $11,263, $10,379  and  $9,455 in 1995, 1994 and 1993, respectively. These amounts represent 6% of net consolidated revenue for each of these years.


Equity in Losses of Affiliates

   During 1992, the Company and Control Data Systems, Inc. formed a joint venture known as Metaphase Technology, Inc. (Metaphase). Metaphase is involved in developing and marketing product data management software. The Company pays royalty fees to Metaphase based upon the amount of PDM sales.

   During 1994, the Company formed a joint venture with Siemens Nixdorf Informationssysteme AG (SNI), SDRC Software and Services, GmbH (SDRC GmbH) to market the Company's software products in Central Europe. The Company's equity in the losses of affiliates represents its share of Metaphase and SDRC GmbH joint venture losses, the majority of which resulted from the SDRC GmbH joint venture.

   In 1995, the Company purchased the minority interest in SDRC GmbH at its net book value. As of the acquisition date, 100% of the operating results of SDRC GmbH were included in the consolidated financial statements. The balance sheet impact increased assets by approximately $8,928, decreased long-term liabilities by $4,737, and increased current liabilities approximately $13,665. The increase in assets represented primarily cash and accounts
receivable.   The reduction in long-term liabilities  represented
the reversal of the cumulative losses offset by the recording of long-term liability of $1,927 due to SNI under a limited set of circumstances as described in the agreement between SNI and SDRC.
The   increase  in  current  liabilities  represented   primarily
accounts payable, accrued liabilities and deferred revenue.


Acquisition of CAMAX Manufacturing Technologies, Inc.

   On January 16, 1996, the Company entered into a definitive agreement to acquire CAMAX Manufacturing Technologies, Inc.
(CAMAX)   and  its  wholly  owned  subsidiaries.  CAMAX  provides
computer-aided  manufacturing (CAM)  software  for  computerized-
numerical-control   machining  operations,  with   products   and
services   designed  to  simplify,  automate  and  optimize   the
machining process to streamline production and accelerate time-to-market.

   SDRC will issue common stock having a market value of $30,000  in
exchange  for 100 percent ownership of CAMAX common stock.    The
acquisition is expected to be accounted for under the pooling of interests method. Completion of the transaction is subject to
receipt   of   customary   governmental   approvals   and   CAMAX
shareholders' approval.


Litigation Settlement

   In December 1995, the Company and plaintiffs' counsel in a class action lawsuit entered into a Memorandum of Understanding setting
forth  the  terms  of  a proposed settlement.   Pursuant  to  the
proposed settlement, the Company will establish a settlement fund of $27,600 consisting of $17,600 cash and $10,000 in the form of shares of the Company's common stock. The anticipated cost of the settlement net of $5,000 of estimated primary insurance proceeds was recorded as a 1995 expense. An additional $5,000 of potentially available excess liability insurance proceeds was not offset against the recorded 1995 expense because of ongoing coverage litigation with the excess liability insurers. Accordingly, if proceeds from the excess liability coverage do not prove to be ultimately available to the Company, there will be no
financial statement impact.  In January 1996, $17,600 was transferred
to a settlement   fund  in   accordance  with   the   Memorandum
of Understanding. In April 1996, the Company received payment of the $5,000 of primary insurance proceeds which had been offset against the anticipated settlement cost recorded as a 1995 expense.



Other Income, Net

   Other  income, net, consists principally of interest  income  and
foreign  currency  losses.   For  the  three-year  period  ending
December 31, 1995, interest income increased due to interest for income tax refunds received in 1994 and 1995, higher investment balances in 1995 and increasing interest rates throughout the
period.   In 1995, other income, net, is offset by a net loss  of
$1,878 resulting from the sale of the United Kingdom test and analysis division.

Income Taxes

   During 1995 and 1994, the Company recorded tax expense of $6,550 and $3,833 on pretax losses of $1,917 and $5,168, respectively. Although the Company incurred losses in 1995 and 1994, there were provisions for income taxes in both years consisting primarily of income taxes currently payable to foreign jurisdictions and foreign withholding taxes incurred on the Company's software
licensing  revenue.   These withholding  taxes  can  be  credited
against the Company's U.S. income tax liability.   The Company is
not  currently in a position to utilize all of these foreign  tax
credits  (FTCs).    The  FTCs  and other  tax  carryforwards  are
available to offset future U.S. income tax liabilities, subject to various restrictions. No tax benefit was currently recognized for the excess FTCs and other tax carryforwards since it is more likely than not that they will not be realized.

   In 1994, the Company received a tax refund of $1,754 for research and experimentation credits not previously recorded.

Liquidity and Capital Resources

   As  of  December 31, 1995, the Company had $78,167 in cash,  cash
equivalents  and  liquid  investments.    The  Company's  working
capital  was  $35,695  and the Company had  no  borrowings.   The
Company also has an unsecured bank line of credit of $15,000.

   During 1995, 1994 and 1993 the Company generated cash flows  from
operations  of  $31,343, $6,018 and $18,955,  respectively.   The
increase in net cash provided by operations was primarily due to the increase in operating income and the increase in deferred revenue, net of the accounts receivable increase.

   The  Company used $6,477, $20,053 and $19,699 during  1995,  1994 and 1993 for investing activities. The reduction in investing activities from 1994 to 1995 was primarily due to reduction in investments as defined in SFAS No. 115 "Accounting for Certain
Investments  in  Debt  and  Equity Securities."   The  investment
balances  were  converted into cash and  cash  equivalents.   The
acquisition of the remaining minority interest in SDRC GmbH also resulted in a net increase in cash and cash equivalents of
$1,152.   Net  cash used in investing activities in each  of  the
years   also   includes  the  additions  to   computer   software
construction costs and property and equipment.

   Net cash provided by financing activities was $12,646, $1,108 and $3,906 during 1995, 1994 and 1993, respectively, representing proceeds from the Company's stock option programs.

   The Company's sources of liquidity and funds anticipated to be generated from operations are expected to be adequate for the
Company's cash requirements in the foreseeable future. The Company paid no dividends during the period 1993 through 1995 and intends to continue its policy of retaining earnings to finance future growth. The Company has no current commitments for material capital expenditures. See Note 10 to the consolidated financial statements for additional commitments and contingencies. The Company does not expect inflation to have a material impact on its future operations.

   The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is required to be adopted by 1996. The implementation of this Statement will not have a material impact on the Company's financial statements.

   The  provisions  of  SFAS  No.  123 "Accounting  for  Stock-Based
Compensation"  will be effective for the Company in  1996.   This
recent standard requires that stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" or in accordance with the provisions of SFAS No. 123 whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company currently expects to continue to account for such awards under the provisions of APB No. 25. Although SFAS No. 123 will require additional disclosures beginning in 1996, management believes the impact of SFAS No. 123 will not be material to the Company's financial statements.



Item 8.   Financial Statements and Supplementary Data.

   Index to Financial Statements:

Financial Statements
                                                        Pages
Report of Independent Accountants . . . . . . . . . . . . 14
Consolidated Statement of Operations -
 Years ended December 31, 1995, 1994 and 1993. . . . . . .14-15
Consolidated Balance Sheet -
 December 31, 1995 and 1994. . . . . . . . . . . . . . . .16-17
Consolidated  Statement of Shareholders' Equity -
 Years ended December 31, 1995, 1994 and 1993. . . . . . .18-19
Consolidated Statement of Cash Flows -
 Years ended December 31, 1995, 1994 and 1993. . . . . . .20-21
Notes to Consolidated Financial Statements. . . . . . . . 22-36

Financial Statement Schedules

VIII  Valuation and qualifying accounts . . . . . . . . . 37

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                Report of Independent Accountants



To the Board of Directors
and Shareholders of
Structural Dynamics Research Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Structural Dynamics Research Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits.





Price Waterhouse LLP

Cincinnati, Ohio
January 30, 1996



CONSOLIDATED STATEMENT OF OPERATIONS
Structural Dynamics Research Corporation
                                  Year ended December 31
(in thousands,
except per share data)         1995       1994        1993
Revenue:
 Software licenses           $117,573     $103,317   $ 86,754
 Software maintenance
  and services                 86,511       64,230     60,851

   Net revenue                204,084      167,547    147,605

Cost of licenses               23,172       18,118     16,065
Cost of maintainence
 and services                  39,901       30,667     30,872
  Total cost of revenue        63,073       48,785     46,937

   Gross profit               141,011      118,762    100,668

Operating expenses:
 Selling and marketing         87,049       89,628     80,906
 Research and development      20,496       20,715     17,526
 General and administrative    11,263       10,379      9,455

   Total operating expenses   118,808      120,722    107,887

   Operating income (loss)     22,203       (1,960)    (7,219)
Equity in losses of
 affiliates                      (951)      (5,329)      (614)
Litigation settlement         (24,300)          --         --
Other income, net               1,131        2,121        477

Loss before income taxes and
 cumulative effect of
 accounting change             (1,917)      (5,168)    (7,356)
Income tax expense              6,550        3,833      4,376

Loss before cumulative
 effect of accounting change   (8,467)      (9,001)   (11,732)

Cumulative effect of
 accounting change                 --       (3,896)        --

Net loss                     $ (8,467)    $(12,897)  $(11,732)


Loss per share:
 Before cumulative effect
  of accounting change       $   (.28)    $   (.31)  $   (.39)
 Cumulative effect of
  accounting change                --         (.14)        --

Net loss per share           $   (.28)    $   (.45)  $   (.39)


Weighted average common
 shares outstanding            29,921       28,844     29,876

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET
Structural Dynamics Research Corporation


                                           December 31
(in thousands)                           1995       1994
Assets
Current assets:
 Cash and cash equivalents           $ 59,397    $ 21,885
 Short-term investments                14,305      17,296
 Trade accounts receivable, net        53,897      35,867
 Other accounts receivable             10,164       6,760
 Prepaid expenses and other current
  assets                                5,882       6,110

   Total current assets               143,645      87,918


Long-term investments                   4,465       7,059
Property and equipment, at cost:
 Computer and other equipment          34,678      36,259
 Office furniture and equipment        10,064       9,258
 Leasehold improvements                 4,058       3,799

                                       48,800      49,316
Less accumulated depreciation and
 amortization                          36,604      35,537

   Net property and equipment          12,196      13,779
Computer software construction
 costs, net                            30,568      30,854
Other assets                            2,648       3,089

   Total assets                      $193,522    $142,699



See accompanying notes to consolidated financial statements.





                                            December 31
(in thousands, except per share data)     1995       1994

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                    $   9,938   $   6,857
 Accrued expenses                       31,411      29,495
 Accrued litigation settlement and
  related costs                         28,600          --
 Accrued income taxes                    6,396       4,262
 Deferred revenue                       31,605      19,714

   Total current liabilities           107,950      60,328

Long-term liabilities                    8,163       4,336
Cumulative share of losses in
affiliate, net                              --       5,883
Commitments and contingencies
  (Note 10)

Shareholders' equity:

 Common stock, stated value $.0069
 per share Authorized 100,000 shares;
 outstanding shares - 30,617 and
 28,897 net of 1,510 and 1,652 shares
 in treasury                               213         201
 Capital in excess of stated value      59,116      46,482
 Retained earnings                      18,261      26,728
 Foreign currency translation
  adjustment                                --        (590)
 Unrealized holding loss on
  investments                             (181)       (669)

   Total shareholders' equity           77,409      72,152

   Total liabilities and
    shareholders' equity             $ 193,522   $ 142,699



CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Structural Dynamics Research Corporation
                                                              Foreign     Unrealized  Total
                     Common stock       Capital in            currency    holding     share-
                      outstanding       excess of    Retained translation loss on     holders'
(in thousands)    Shares  Stated value  stated value earnings adjustment  investments equity
December 31,1992  28,136      $195       $41,474      $51,357  $(579)     $     --    $92,447


 Transactions
  involving
  employee
  stock plans        582         4         4,067                                        4,071


 Purchases of
  treasury stock      (9)                  (165)                                         (165)

 Net loss                                             (11,732)                        (11,732)


 Foreign currency
   translation
   adjustment                                                    (40)                     (40)


December 31,1993  28,709       199        45,376       39,625   (619)           --    (84,581)

 Transactions
  involving
  employee stock
  plans              228         2        1,463                                         1,465

 Purchases of
  treasury stock     (40)                  (357)                                         (357)

 Net loss                                             (12,897)                        (12,897)


 Foreign currency
  translation
  adjustment                                                      29                       29

 Unrealized
  holding
  loss on
  investments                                                                 (669)      (669)



December 31,1994  28,897       201       46,482        26,728   (590)         (669)    72,152

 Transactions
  involving
  employee stock
  plans            1,832        13       14,521                                        14,534

 Purchases of
  treasury stock    (112)       (1)      (1,887)                                       (1,888)

 Net loss                                              (8,467)                         (8,467)


 Foreign currency
  translation                                                    590                      590
  adjustment

 Unrealized
  holding
  gain on
  investments                                                                  488        488


December 31, 1995 30,617     $ 213       $59,116      $18,261  $  --      $   (181)   $77,409



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Structural Dynamics Research Corporation

                                                 Year ended December 31
(in thousands)                                1995       1994        1993
Cash flows from operating activities:

 Net loss                                   $(8,467)  $(12,897)   $(11,732)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization               6,464      7,166       7,014
  Amortization of computer software
   construction costs                         8,475      7,137       9,539
  Equity in losses of affiliates                951      5,329         614
  Postemployment benefits accounting
   change                                        --      3,896          --
  Litigation settlement                      24,300         --          --
  Loss on sale of UK test and analysis
   division                                   1,878         --          --
  Other                                        (259)       (36)        (42)
  Changes in assets and liabilities,
   net of SDRC GmbH acquisition:
   (Increase) decrease in accounts
    receivable, net                          (9,472)   (16,158)      8,468
   (Increase) decrease in prepaid
    expenses                                    429       (966)       (717)
   (Increase) decrease in other
    assets                                       11       (261)       (474)
   Increase (decrease) in accounts
    payable and accrued expenses             (3,830)     5,141       6,433
   Increase (decrease) in accrued
    income taxes                              2,134     (1,109)         13
   Increase (decrease) in deferred
    revenue                                   9,990      6,654        (141)
   Increase (decrease) in long-term
    liabilities                              (1,261)     2,122         (20)

     Net cash provided by operating
      activities                             31,343      6,018      18,955

Cash flows from investing activities:
 Purchases of investments                   (30,587)   (32,007)    (39,811)
 Proceeds from sales of investments          36,660     28,250      39,296
 Additions to property and equipment, net    (3,844)    (4,939)     (6,106)
 Proceeds from sale of UK test and
  analysis division                             524         --          --
 Additions to computer software
  construction costs                         (8,189)    (9,534)    (11,578)
 Acquisition of minority interest in
  SDRC GmbH, net of cash received             1,152         --          --
 Investment in and advances to joint
  ventures                                   (2,193)    (1,823)     (1,500)

    Net cash used in investing activities    (6,477)   (20,053)    (19,699)


Cash flows from financing activities:
 Stock issued under employee benefit plans   14,534      1,465       4,071

 Purchases of treasury stock                 (1,888)      (357)       (165)

    Net cash provided by financing
     activities                              12,646      1,108       3,906

Effect of exchange rate changes on cash          --         29         (40)
Increase (decrease) in cash and cash
 equivalents                                 37,512    (12,898)      3,122
Cash and cash equivalents:
 Beginning of period                         21,885     34,783      31,661

 End of period                              $59,397    $21,885     $34,783

Cash paid during the year for income taxes  $ 5,901    $ 3,528     $ 4,450

See accompanying notes to consolidated financial statements.

/TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Structural Dynamics Research Corporation

(in thousands, except per share data)

(1)  Summary of Significant Accounting Policies

(a)  Basis of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company has significant influence, but not control, are
accounted   for   under  the  equity  method.   All   significant
intercompany balances and transactions have been eliminated.

   (b)       Revenue Recognition

The use of software programs is licensed through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives. Revenue generated from licenses is recognized when the following criteria have been met: (a) a written order for the unconditional license of software has been received, (b) the Company has delivered the products and performed substantially all services for which it was committed, (c) the customer is obligated to pay and (d) collectibility is probable.

   Under the terms of a former licensing agreement with an OEM customer, the Company was unable to determine the amount of revenue earned until cash was received from the customer. Amounts recorded as revenue on the cash basis were $5,877 and $7,877 in 1994 and 1993, respectively. This licensing agreement was terminated by the Company in 1994.


   Maintenance revenue is recognized ratably over the term of the agreement and represents the substantial component of deferred revenue. Training revenue is recognized as the services are performed.


   (c)       Cost of Revenue

The cost of licenses primarily consists of the cost of distributing the software products and an allocation of the amortization of capitalized software construction costs and royalty fees paid to third parties under licensing agreements. Costs of maintenance and services primarily consists of the staff and and related costs associated with the generation and support of software service revenue and an allocation of the amortization of capitalized software construction costs and royalty fees paid to third parties under licensing agreements. The allocation between cost of licenses and maintenance and services have been based upon the percentage of the related revenue source to total revenue. Management believes that the methodology for allocating the costs is reasonable.


   (d)  Per Share Data

Income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock option grants using the treasury stock method.

   (e)  Cash and Cash Equivalents

The Company considers investments in interest bearing accounts, certificates of deposit, commercial paper and reverse repurchase agreements with original maturities of less than 90 days to be cash equivalents.

   The Company also has an unsecured bank line of credit of $15,000.

   (f)  Investments

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires the Company to distinguish between those securities held for sale and those for which the ability and intent to hold to maturity exists. Unrealized gains and losses on assets held for sale are included in a separate component of equity. The effect of adopting SFAS No. 115 was not material.

   The Company invests in government agency obligations which are available-for-sale and are recorded at market value. The Company also invests in certificates of deposit which are held-to-maturity and are recorded at amortized cost which approximates
market  value.   Realized and unrealized  gains  and  losses  are
determined based on the specific identification method.

   (g)  Property and Equipment

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

   The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is required to be adopted by 1996. The implementation of this Statement will not have a material impact on the Company's financial statements.

   (h)   Computer Software Construction Costs

The Company designs, develops and markets computer software products. Costs related to the construction of software that are incurred after the technological feasibility of the product has been demonstrated are capitalized and are amortized over the useful lives of such software, which are estimated to be no more than five years. Computer software construction costs are shown net of accumulated amortization of $20,048 and $11,573 at December 31, 1995 and 1994, respectively. As of December 31, 1995 and 1994, computer software construction costs, net, include only those costs related to current software products. Amortization is calculated on a product by product basis and is the greater of the amount computed using (a) the ratio that current gross revenue bears to the total of current and anticipated future years' revenue, or (b) the straight-line method over the remaining estimated economic lives of the software products. The Company included in amortization expense approximately $3,311 for the year ended December 31, 1993 related to software construction costs determined to be non-recoverable.

   (i)  Foreign Currency Translation and Hedging Contracts

For   foreign  software  operations,  the  U.S.  dollar  is   the
functional currency and foreign currency gains and losses, which are not material, are included in determining net income. Prior to the sale of the UK test and analysis division in 1995, the functional currency was the division's local currency and its assets and liabilities were translated at period-end exchange rates. Revenue, expenses, gains and losses were translated at a weighted average rate of exchange. Translation gains and losses were not included in determining net income but were accumulated in a separate component of shareholders' equity.
With the sale of the UK  test and   analysis   division,  the
accumulated   foreign   currency translation  loss  of  $590  was
realized  and  included  in  the determination of income for 1995.

   In  1993  the  Company  began hedging  certain  portions  of  its
exposure   to   foreign  currency  fluctuations,  primarily   the
financial instruments of the Company's European subsidiaries, by utilizing forward foreign exchange contracts. At December 31, 1995, the Company had contracts to exchange foreign currencies totaling $6,250 which matured in January 1996. Gains and losses
associated   with  these  financial  instruments   are   recorded
currently in income to offset the foreign exchange gains and losses on the assets and liabilities being hedged. The interest element of the foreign currency instruments is recognized over the life of the contract. Should the counterparty to these contracts fail to meet its obligations, the Company would be exposed to foreign currency fluctuations, along with the cost, if any, to extinguish the contracts.

   (j)   Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Based on the Company's historical tax position and estimates of taxable income for the next four years, a valuation allowance is provided against deferred tax assets when the Company believes it is more likely than not that the deferred tax assets will not be realized.

   The Company does not accrue Federal income taxes on undistributed earnings of its foreign subsidiaries that (1) have been, or are intended to be, permanently reinvested or (2) if remitted, would not have material income tax consequences. Undistributed earnings amounted to approximately $4,331 at December 31, 1995.

   (k)  Concentration of Credit Risk

The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe and Asia-Pacific. The Company generated revenue from a significant customer aggregating 14%, 11% and 11% in 1995, 1994 and 1993, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses which management believes to be adequate in the circumstances.

   The   Company  invests  its  excess  cash  with  major  financial institutions with strong credit ratings and, by policy, limits the amount of credit exposure in any one such institution.

   (l)  Use of Estimates

The financial statements, which are prepared in conformity with generally accepted accounting principles, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. In particular, management has utilized estimates based on the facts and circumstances existing at the date of the financial statements which are sensitive to change in the near term. The significant estimates include the estimated useful lives of computer software construction costs, the likelihood of realization of the deferred tax assets and litigation exposures.

   (m)  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and forward foreign exchange contracts approximate fair value.

   (n)  Postemployment Benefits

As of January 1, 1994, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires that entities providing postemployment benefits to their employees accrue the cost of benefits, if attributable to employees' service already rendered. The Company provides severance benefits for involuntarily terminated employees. The cumulative effect of adopting SFAS No. 112 reduced income by $3,896, net of zero tax benefit, in the first quarter of 1994.

   (o)  Stock-Based Compensation

The provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" will be effective for the Company in 1996. This recent standard requires that stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" or in accordance with the provisions of SFAS No. 123 whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company currently expects to continue to account for such awards under the provisions of APB No. 25. Although SFAS No. 123 will require additional disclosures beginning in 1996, management believes the impact of SFAS No. 123 will not be material to the Company's financial statements.

   (p)  Reclassifications

Certain  amounts  have been reclassified in  the  1993  and  1994 financial statements to conform with the current year presentation. During 1995, the Company re-evaluated classifications of certain expense categories and, based on its current organizational structure, determined that certain operating expenses were more appropriately classified as cost of revenue. The Company has reflected the reclassifications in all periods presented.


   (2)  Acquisition of CAMAX Manufacturing Technologies, Inc.

On January 16, 1996, the Company entered into a definitive agreement to acquire CAMAX Manufacturing Technologies, Inc. (CAMAX) and its wholly owned subsidiaries. CAMAX provides computer-aided manufacturing (CAM) software for computerized-numerical-control machining operations, with products and services designed to simplify, automate and optimize the machining process to streamline production and accelerate time-to-market.

   SDRC  will  issue common stock having a market value of $30,000  in
exchange  for  100  percent ownership of CAMAX common  stock.   The
total number of SDRC shares of common stock to be issued will be determined based on the market price for a twenty-day period preceding the close of the transaction.

   The acquisition is expected to be accounted for under the pooling of interests method. Completion of the transaction is subject to receipt of customary governmental approvals and CAMAX shareholders' approval.

   Condensed combined proforma data (unaudited) is based on the respective consolidated historical financial statements of SDRC and CAMAX adjusted to give effect to the transaction as though it had occurred as of January 1, 1993.


                                               Year ended
                                               December 31
Condensed combined proforma data
(unaudited) is as follows:                   1994    1993
Net revenue                               $185,358  $165,893

Loss before income taxes and
 cumulative effect
 of accounting changes                      (7,696)   (7,050)

Loss before cumulative effect of
 accounting changes                        (11,577)  (11,365)

Net loss                                   (15,473)  (11,365)

Loss per share:

 Before cumulative effect of
  accounting changes                          (.39)     (.37)

 Net loss                                 $   (.52) $   (.37)



   SDRC's assets, long-term liabilities and shareholders' equity were $166,277, $6,272 and $90,441, respectively, at September 30, 1995.
Condensed combined proforma data as of September 30, 1995  includes
assets   of   $175,801,  long-term  liabilities   of   $7,219   and
shareholders'  equity of $93,239.   CAMAX data as of  December  31,
1995 was not yet available.


   (3)  Supplemental Consolidated Balance Sheet Data


                                               December 31
Trade accounts receivable, net, consists of:  1995    1994

Trade accounts receivable                  $56,217  $38,774
Allowance for doubtful accounts and
 reserve for returns and allowances         (2,320)  (2,907)


                                           $53,897  $35,867




                                December 31,      December 31,
                                    1995              1994
                               Fair    Amortized   Fair   Amortized
Investments consists of:       Value   Cost        Value  Cost

Short term:
 Available-for-sale U.S.
  government agency
  obligations                  $11,230 $11,239   $10,548   $10,741

Held-to-maturity
 certificates of deposit         3,075   3,075     6,748     6,748

                               $14,305 $14,314   $17,296   $17,489


Long-term:
 Available-for-sale U.S.
  government agency
  obligations                  $ 4,465 $ 4,637   $ 7,059   $ 7,535


Available-for-sale investments have maturities of $11,230 in 1996, $3,547 in 1997 and $918 in 2013.



                                           December 31
Accrued expenses consists of:            1995       1994
Accrued compensation                  $18,399      $13,171
Accrued royalties                       5,009        3,020
Accrued taxes other than income
 taxes                                  2,310        1,776
Accrued marketing costs                    88        2,715
Other                                   5,605        8,813

                                      $31,411      $29,495



   (4)  Leases

Future minimum lease payments under noncancelable operating leases for the five years ending December 31, 2000 approximate $10,193, $7,488, $4,951, $3,346 and $2,673, respectively, and $33,802 thereafter.
Total rental expenses under operating leases for the years ended December 31, 1995, 1994 and 1993 were $13,730, $13,042 and $10,673, respectively.


   (5)  Income Taxes

Pre-tax accounting income(loss) is as follows:

                              Year ended December 31,

                        1995         1994        1993

Domestic             $ (7,774)    $ (4,900)   $ (5,620)

Foreign                 5,857       ( 268)      (1,736)
                     ----------------------------------
                     $ (1,917)    $ (5,168)   $ (7,356)


                                         Year ended December 31
The provision for income taxes
consists of the following:             1995       1994        1993

Federal:
 Current                             $   --     $(1,754)    $   --
 Deferred                                --          --         --

                                         --      (1,754)        --
State                                   257         411        500
Foreign:
 Income taxes                         2,209       1,113        444
 Withholding taxes                    4,084       4,063      3,432

                                     $6,550     $ 3,833     $4,376


Deferred state and foreign taxes are not material.


   The provision for income taxes differs
from the amounts computed by using the
statutory U.S. Federal income tax rate.

The reasons for the differences are          Year ended December 31
as follows:                                1995       1994       1993

Computed expected income tax benefit     $ (671)   $(1,809)   $(2,575)

Increase (reduction) resulting
 from:

 Foreign taxes, without current
  benefit                                 6,293      5,176      3,876
 U.S. losses without tax benefit            671      1,809      2,575
 Receipt of research and
  experimentation tax credit
  refund not previously recorded             --    (1,754)         --
 State taxes, net of federal
  benefit                                   257       411         500

                                         $6,550   $ 3,833     $ 4,376


   (5)  Income Taxes - continued

The tax effects of temporary differences
that give rise to the deferred tax assets        December 31
and deferred tax liabilities are as follows:    1995       1994

Deferred tax assets:
 Revenue recognition and accounts
  receivable                                $    971  $    730
 Property and equipment                          802     1,028
 Accrued lawsuit settlement                    8,260        --
 Other liabilities and reserves                5,882     2,926
 Tax credit and net operating loss
  carryforwards                               16,023    24,412
 Other                                         1,375       792

   Total deferred tax assets                  33,313    29,888
 Valuation allowance                         (31,995)  (19,537)

   Net deferred tax assets                     1,318    10,351

Deferred tax liabilities:
 Computer software construction costs
  and capitalized research expenses,
  net of amortization                         (1,318)  (10,351)

   Total net deferred taxes                 $     --  $     --


   Of the $16,023 in tax credit carryforwards available at December 31, 1995, $11,980 of foreign tax credits expire in the years 1996 through 1999, $2,792 of research and experimentation credits expire in the years 2006 through 2010, and $1,251 of alternative minimum taxes never expire.

   The net change in the valuation allowance for deferred tax assets was an increase of $12,458 in 1995 and $4,909 in 1994. Of the $31,995 in valuation allowance at December 31, 1995, $11,070 is
attributable to the tax benefit of stock option exercises.   Such
benefits will be credited to capital in excess of stated value when realized.



   (6)  Joint Venture Investments

In 1992 the Company and Control Data Systems, Inc. established a joint venture company, Metaphase Technology, Inc. (Metaphase), to develop and market product data management software worldwide. The Company initially owned a 30% interest in Metaphase and increased such interest to 50% during 1993. The Company's investment in the joint venture is accounted for on the equity basis.

   In  March  1994, the Company formed a joint venture with  Siemens
Nixdorf  Informationssysteme  AG  (SNI).   The  Company  and  SNI
contributed certain assets to the venture, SDRC Software and Services GmbH (SDRC GmbH), along with the rights to certain software products owned by SNI and made loans to the venture. Although the Company received a 50.1% interest in the venture, it did not exercise sufficient control to account for SDRC GmbH as a consolidated subsidiary.

   (6)  Joint Venture Investments - continued

In 1995, the Company purchased the remaining 49.9% interest of SDRC GmbH. The acquisition was accounted for using the purchase method. Accordingly, the purchase price of $175 was allocated to assets acquired and liabilities assumed based on their fair value. As of the acquisition date, 100% of the operating results of SDRC GmbH are included in the consolidated financial statements. Proforma results of the purchase are not presented as the amounts are not material when considered in conjunction with the consolidated financial statements.

   Financial data for the years ended December 31, 1995 and 1993 for Metaphase and for the year ended December 31, 1994 for Metaphase and SDRC GmbH is presented below:

                           Year ended and as of December 31
                               1995       1994        1993

Current assets              $ 3,304     $  5,905    $   764
Non-current assets            4,766        4,426      2,185
Current liabilities           8,901        8,564      1,075
Non-current liabilities       3,470        6,760      4,670
Net revenue                  11,295       14,379      3,412
Loss before income taxes       (405)     (10,483)    (1,756)
Net loss                    $  (417)    $(10,502)   $(1,756)


   In 1989, the Company and Nissan Motor Co., Ltd.establised a Japanese joint venture company, ESTECH Corporation ("ESTECH") to provide engineering services in Japan and the Far East. The impact of the ESTECH results were not material to the Company's results of operations.

   (7)  Other Income, Net
                                     Year ended December 31
Other income, net consists of:      1995       1994        1993

Interest income                  $ 3,480     $2,243      $ 1,642
Loss on sale of UK test and
 analysis division                (1,878)        --           --
Other, primarily foreign
 currency losses                    (471)      (122)      (1,165)

                                 $ 1,131      $2,121     $   477


   In July 1995, SDRC sold its test and analysis division located in the United Kingdom to MascoTech Engineering Europe Limited (MascoTech UK) for net proceeds of $524 and realized a loss on the sale of $1,878. The loss includes foreign currency losses and estimated costs pertaining to a lease commitment.

   (8)  Shareholders' Rights Plan

In  1988  the  Board of Directors adopted a Shareholders'  Rights
Plan to protect shareholders' interests in the event of an unsolicited attempt to gain control of the Company. The Rights become exercisable if a person acquires 20% or more of the Company's outstanding common stock (Common Stock) or announces a tender offer which would result in a person or group acquiring 20% or more of the Common Stock (Distribution Date). If, at any time following the Distribution Date, and the Company has not redeemed the Rights, the Company becomes the surviving corporation in a merger or a person becomes the beneficial owner of 20% or more of the Common Stock (Triggering Date), each holder of a Right will have the right to purchase shares of Common Stock having a value equal to two times the Right's exercise price of $110. If, at any time following the Triggering Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, each holder of a Right shall have the right to purchase shares of Common Stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights expire on August 10, 1998, and may be redeemed by the Company for $.0025 per Right.

   (9)  Common Stock and Employee Benefit Plans

In 1991 the shareholders adopted the 1991 Employee Stock Option Plan. Under the 1991 plan, the Company has reserved 5,300 shares of previously unissued common stock. Options to purchase such shares may be granted to key employees and executive officers at the fair market value at the date of grant.

   In   1991   the   shareholders  also   adopted   the   Director's
Non-Discretionary Stock Option Plan which converted the Amended and Restated 1986 Stock Option Plan into a non-discretionary plan allowing future grants to outside directors at the fair market value at the date of grant. Under the original 1986 plan, the Company had reserved 7,000 shares of previously unissued common stock. The status of all outstanding options previously granted to employees remained unchanged.

   In  1994  the  shareholders  adopted  the  1994  Long-Term  Stock
Incentive   Plan,  allowing  stock  incentives  including   stock
options,   stock   appreciation   rights,   stock   awards,   and
combinations thereof, to be granted to employees. The number of shares with respect to which stock incentives may be granted in one calendar year shall not exceed 4% of the Company's issued and outstanding common stock. No stock incentives other than non-qualified stock options have been granted under the 1994 plan.

   Under the plans, employee options expire ten years from the date of grant and are exercisable as follows: 33% on the first anniversary of the grant date; an additional 34% on the second anniversary; and all or any remaining options on the third anniversary until expiration. Director options expire five years from the date of grant and are exercisable 50% upon expiration of six months from the grant date and all or any remaining options on the first anniversary of the grant date until expiration. As of December 31, 1995 there were approximately 3,200 shares on which options were exercisable.

   Transactions with respect to the Company's stock options
for the years ended December 31, 1993, 1994 and 1995
are as follows:
                                                   Option Price
                                        Shares      Per Share
Shares under option December 31, 1992   6,386     $ 1.25-28.75

 Granted                                1,627     $13.06-20.18
 Exercised                                439     $ 1.25-16.25
 Cancelled                                164     $ 9.88-28.75

Shares under option December 31, 1993   7,410     $ 1.38-28.75

 Granted                                1,357     $ 4.31-15.94
 Exercised                                154     $ 1.38-15.94
 Cancelled                              1,368     $ 1.81-28.75

Shares under option December 31, 1994   7,245     $ 1.38-28.75

 Granted                                1,022     $ 5.63-23.38
 Exercised                              1,510     $ 1.38-24.44
 Cancelled                              1,917     $ 4.50-28.75

Shares under option December 31, 1995   4,840     $ 1.38-28.75




   (9)  Common Stock and Employee Benefit Plans - continued

In 1990 the Company's Board of Directors established a Stock Purchase Plan. Under the plan all domestic full-time employees who are non-executive officers are entitled to purchase the Company's common stock at 90% of fair market value. Employees electing to participate must contribute at least one percent with a maximum of ten percent of the participants' base salary and commissions each month. All incidental expenses related to the issuance of these shares including the 10% discount have been charged to income. The plan has no fixed expiration date, may be terminated by the Company at any time and has no limitation on the number of shares that may be issued.

   The Company provides retirement benefits to substantially all employees principally through defined contribution retirement plans. The Company's contributions to these plans are primarily based on employee compensation and years of service. Expenses related to these plans totaled $2,982, $2,091 and $943 in 1995, 1994 and 1993, respectively.

   (10) Commitments and Contingencies

Except for the following matters, SDRC is not a party to any litigation other than ordinary routine litigation incidental to its business. Beginning in September 1994 a total of 12 class action lawsuits alleging various violations of the federal securities laws and two derivative lawsuits alleging breaches of Ohio corporate law were filed against SDRC following SDRC's public disclosure of certain accounting irregularities. All of the complaints sought unspecified damages. The class action cases were consolidated into one case (the "Class Action Case") filed in the United States District Court, Southern District of Ohio. Subsequently, the two derivative cases were consolidated into one case (the "Derivative Case") filed in the United States District Court, Southern District of Ohio.

   The  Class Action Case represents a direct claim against SDRC  by
certain  named  plaintiffs  acting  on  behalf  of  a  class   of
plaintiffs  consisting  of certain purchasers  of  SDRC's  common
stock  between  February  3, 1992 and  September  14,  1994.   In
December 1995, SDRC and plaintiffs' counsel in the Class Action Case entered into a Memorandum of Understanding setting forth the terms of a proposed settlement of this case. Pursuant to the proposed settlement, SDRC will establish a settlement fund of
$27,600 consisting of $17,600 cash and $10,000 in the form of shares of SDRC's common stock (to be valued based on market
prices  at the time of distribution).   The anticipated  cost  of
the settlement, net of $5,000 of estimated primary insurance proceeds as to which there was no dispute with the insurer (and which were in fact received by the Company in April 1996), was recorded as a 1995 expense. The recorded expense was not reduced by additional potentially available excess liability insurance proceeds as to which the insurers are contesting coverage. The settlement was subject to final approval of the District Court which had not yet been obtained as of December 31, 1995 but which was subsequently obtained on March 22, 1996.

   The  Derivative  Case  remains  pending.   The  legal  theory  of
derivative litigation is that the named plaintiffs, who are shareholders of the corporation, are pursuing claims on behalf of the  corporation against third parties whose actions have injured the  corporation but against whom the corporation has refused  to take independent action. In such litigation the corporation is considered a "nominal" defendant. In the Derivative Case, SDRC is therefore a "nominal" defendant. The "real" defendants consist of  various former officers and employees of SDRC and certain  of its directors.  Since the plaintiffs are theoretically acting  on behalf  of  SDRC, any recovery in this matter would  be  for  the benefit  of SDRC.  However, SDRC could nevertheless face exposure to liability through the legal obligation, which could be applicable under certain circumstances, to indemnify and hold harmless certain of the defendants against whom a judgment might
be  rendered.   Although  there could be no  assurance  as of
December 31, 1995 as to the ultimate outcome of this matter, management did not then believe it would have a material adverse impact on the Company's financial condition, results of operations and/or liquidity, but could not estimate the range of loss that was reasonably possible. Subsequently, in April 1996, the parties to the Derivative Case entered into a Memorandum of Understanding pursuant to which the matter would be settled with the Company's payment to the plaintiffs' counsel of $900,000 of legal fees and up to $50,000 of out-of-pocket expenses, subject only to final court approval, thus confirming the nonmateriality of the loss.

   Based on the same facts which gave rise to the Class Action Case and the Derivative Case, the Securities and Exchange Commission commenced a formal, private investigation of SDRC in September 1994 which remains pending. SDRC is fully cooperating with this investigation but cannot predict its outcome.

   (10) Commitments and Contingencies - continued

Pursuant to certain contractual obligations, the Company has agreed to indemnify its directors and officers under certain circumstances against claims arising from lawsuits. The Company may be obligated to indemnify certain of its directors and officers for the costs they may incur as a result of the lawsuits.

   (11)  Segment and Geographic Information

In 1995, the Company reevaluated its industry segment reporting because of an internal reorganization and the sale of the Company's UK test and analysis division (see Note 7). The Company determined that it operates in a single industry segment providing mechanical design automation software and related services to manufacturers for the design, analysis, testing and manufacturing of mechanical products. SDRC also supplies product data management systems providing a comprehensive approach to the management and control of engineering information.


Financial data by industry segment for 1994 and 1993 is as follows:

                                                                        Depreciation
                                                                        and
                                            Operating     Identifiable  Amortization  Capital
                                  Revenue   Income (loss) Assets        Expense       Expenditures

                                                  Year ended December 31, 1994
Software products and services   $148,450   $(2,255)      $ 82,436      $4,991        $4,223
Engineering services               19,097       295          9,030       1,061           391
Corporate                              --        --         51,233       1,114           325
  Consolidated                   $167,547   $(1,960)      $142,699      $7,166        $4,939

                                                  Year ended December 31, 1993

Software products and services   $127,473   $(7,532)      $ 67,922      $4,545        $4,296
Engineering services               20,132       313          8,455       1,316         1,323
Corporate                              --        --         58,172       1,153           487
  Consolidated                   $147,605   $(7,219)      $134,549      $7,014        $6,106

Disclosure of industry segment for 1995 is not considered material.



   Financial data by geographic area is as follows:

                                  Operating     Identifiable
                        Revenue   Income (Loss) Assets

                            Year ended December 31, 1995

North America           $89,866       $10,112   $66,278
Europe                   57,430         7,554    38,027
Asia-Pacific             56,788        13,654    13,843
Corporate                    --        (9,117)   75,374

Consolidated           $204,084       $22,203  $193,522

                         Year ended December 31, 1994

North America          $ 71,805       $ 5,615  $ 59,168
Europe                   46,027          (477)   26,102
Asia-Pacific             49,715         1,079     6,196
Corporate                    --        (8,177)   51,233

Consolidated           $167,547       $(1,960) $142,699


                         Year ended December 31, 1993

North America          $ 57,760       $ 1,407  $ 41,821
Europe                   47,497        (6,977)   30,352
Asia-Pacific             42,348         4,209     4,204
Corporate                    --        (5,858)   58,172

Consolidated           $147,605       $(7,219) $134,549






   (12)  Quarterly Results of Operations (Unaudited)
The following table sets forth selected unaudited quarterly financial information for 1995 and 1994. The Company believes that all necessary adjustments have been included to present fairly the selected quarterly information.


                               Three months ended                  Year ended
                     March 31, June 30, September 30, December 31,  December 31,
                         1995     1995         1995          1995          1995
Revenue             $43,812    46,777      50,694         62,801      $204,084
Gross profit        $30,790    31,853      33,325         45,043      $141,011
Income(loss) before
 cumulative effect
 of accounting
 change             $   267     3,055       5,796        (17,585)     $(8,467)
Net Income(loss)    $   267     3,055       5,796        (17,585)     $(8,467)
Earnings(loss) per
 share              $   .01       .10         .18           (.58)     $  (.31)*




                           Three months ended                       Year ended
                     March 31, June 30, September 30, December 31,  December 31,
                         1994     1994          1994         1994          1994

Revenue             $36,795     42,709     42,500         45,543      $167,547
Gross profit        $26,399     30,671     28,487         33,205      $118,762
Income(loss) before
 cumulative effect
 of accounting
 change             $(4,314)     1,592          8         (6,287)     $ (9,001)
Net income(loss)    $(8,210)     1,592          8         (6,287)     $(12,897)
Earnings(loss) per
share               $  (.27)       .05         --           (.22)     $   (.45)*

*  Per share amounts are not additive.

/TABLE

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


           Schedule
            VIII          Valuation and qualifying accounts

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


                              PART IV.

Item 14.   Exhibits,  Financial Statement Schedules, and  Reports  on
      Form 8-K.

 a.1. and a.2  Financial Statements and Financial Statement Schedules


         See Part II, Item 8 for index to financial statements and related financial statement schedules, which is hereby incorporated herein by reference.




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

    10(j)  Joint Venture Formation Agreement between
           Structural Dynamics Research Corporation
           and Control Data Systems, Inc.               Note (g)


                            Exhibit                     Reference

    10(k)  Joint Venture Agreement between
           Structural Dynamics Research Corporation
           and Siemens Nixdorf Informationssysteme AG   Note(i)


     11 Statement regarding computation of per Note (j) share earnings

     21    Subsidiaries of the Registrant            Note (j)


     23    Consent of Independent Accountants

     27    Financial Data Schedule                  Note (j)

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

              (i) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

            (j)  Previously provided in the Company's Annual Report on
              Form 10-K for the year ended December 31, 1995.

b.            Reports on Form 8-K
                   None

c.            Exhibits as required by Item 601 of Regulation S-K
                   None

                                                 Report on Form 10-K/A
                                                 for year ended
                                                 December 31, 1995




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



/s/ Albert F. Peter     May 10, 1996  /s/ John E. McDowell  May 10, 1996
Albert F. Peter,          (Date)     John E. McDowell         (Date)
 President, Chief                    Director
 Executive Officer
 and Director
 (Principal Executive
 Officer)



/s/ William P. Conlin  May 10, 1996  /s/ James W. Nethercott May 10, 1996
William P. Conlin,        (Date)     James W. Nethercott       (Date)
 Chairman of the Board               Director




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