Form 10-Q
period 1996-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-05-10
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996

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

              Yes [X]                       No [  ]


      As  of  April 30, 1996 there were 31,434,515 shares of  the
Registrant's   Common  Stock  without  par   value   issued   and
outstanding.
                 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)


                                         Three Months Ended
                                              March 31,

                                       1996
                                                       1995
Revenue:
 Software licenses                    $31,317       $26,534
 Software maintenance and services     29,654        17,278
        Total revenue                  60,971        43,812

Cost of revenue:
 Cost of licenses                       6,283         4,187
 Cost of maintenance and services      12,464         8,835
        Total cost of revenue          18,747        13,022
Gross profit                           42,224        30,790

Operating expenses:
 Selling and marketing                 23,934        20,928
 Research and development               6,810         4,658
 General and administrative             3,653         2,924
        Total operating expenses       34,397        28,510

        Operating income                7,827         2,280

Equity in earnings (losses) of            995        (1,640)
affiliates

Other income (loss)                      (173)          543
Income before income taxes              8,649         1,183

Income tax expense                    $ 1,789        $  916
        Net income                      6,860           267

Earnings per share:
        Primary:                      $   .20        $  .01
        Fully diluted                     .20           .01

Common and common equivalent shares:
        Primary                        33,544         29,805
        Fully diluted                  33,791         30,163


See accompanying notes to consolidated financial statements.












    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

                         (in thousands)





                                          March       December
                                         31,1996     31, 1995
Assets                                (unaudited)


Current assets:
 Cash and cash equivalents             $ 65,548     $ 59,397
 Short-term investments                   8,518       14,305
 Trade accounts receivable, net          40,707       53,897
 Other accounts receivable               10,984       10,164
 Prepaid expenses                         5,829        5,882
        Total current assets            131,586      143,645

Long-term investments                     8,820        4,465

Property and equipment, at cost:
 Computer and other equipment            36,905       34,678
 Office furniture and equipment          11,098       10,064
 Leasehold improvements                   3,749        4,058
                                         51,752       48,800

 Less accumulated depreciation and       37,856       36,604
  amortization
        Net property and equipment       13,896       12,196

Computer software construction           29,346       30,568
costs, net
Other assets                              4,217        2,648


        Total assets                   $187,865     $193,522


See accompanying notes to consolidated financial statements.




















    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

              (in thousands, except per share data)


                                          March        December
                                         31, 1996      31, 1995

Liabilities and Shareholders' Equity    (unaudited)


Current liabilities:
 Accounts payable                      $ 10,426     $  9,938
 Accrued expenses                        29,798       31,411
 Accrued litigation settlement and       11,692       28,600
  related costs
 Accrued income taxes                     4,211        6,396
 Deferred revenues                       31,750       31,605
        Total current liabilities        87,877      107,950

Long-term liabilities                     8,039        8,163

Shareholders' equity:
 Common stock, stated value $.0069
  per share Authorized 100,000 shares;
  outstanding shares -                      218          213
  31,353 and 30,617 net of 1,556 and
  1,510 shares in treasury
 Capital in excess of stated value       66,689       59,116
 Retained earnings                       25,121       18,261
 Foreign currency translation                12           --
adjustment
 Unrealized holding loss on                 (91)        (181)
investments
        Total shareholders' equity       91,949       77,409



        Total liabilities and          $187,865     $193,522
         shareholders' equity





    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)



                                            Three Months Ended
                                                March 31,

                                          1996           1995

Net cash provided by operating          $ 1,629        $(4,211)
activities

Cash flows from investing activities:
   Sales of investments, net              1,522          4,589
   Additions to property and equipment,  (3,335)          (414)
net
   Additions to computer software        (1,255)        (1,438)
construction costs
      Net cash (used in) provided by     (3,068)         2,737
investing activities

Cash flows from financing activities:
   Stock issued under employee benefit    9,291          1,642
plans
   Purchases of treasury stock           (1,713)           (33)

         Net cash provided by financing   7,578          1,609
activities

Effect of exchange rate changes on cash      12             (1)
Increase in cash and cash equivalents     6,151            134

Cash and cash equivalents:
   Beginning of period                   59,397         21,885

   End of period                        $65,548        $22,019




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

Condensed combined proforma data (unaudited) for the three months ended March 31, 1996 is as follows:

Net revenue                                      $65,049

Income before income taxes and cumulative effect   8,403
of accounting changes

Income before cumulative effect of accounting      6,614
changes

Net income                                         6,614

Income per share                                 $   .19

(3) Computer Software Constructions Costs

(4)  Foreign Currency Translation

The functional currency of the foreign software operations has been changed to the operations' local currency from the U.S.
dollar   based   upon  changes  in  the  Company's operating
environment. Beginning in 1996, the translation gains and losses were not included in determining net income but were accumulated in a separate component of shareholders' equity.

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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.


Structural Dynamics Research Corporation is a leading international supplier of mechanical design automation (MDA) software, product data management (PDM) software and related services. The Company provides software and related services to manufacturers to optimize product performance and reduce cost, while streamlining the product development process from concept through manufacturing.

Results of Operations (in thousands)

Revenue

The Company's consolidated net revenue increased 39% to $60,971 for the three months ended March 31, 1996 as compared to $43,812 for the three months ended March 31, 1995. During March 1996, the Company released the newest version of its CAD/CAM/CAE product, I-DEAS Master Series 3.0.

Software license revenue increased 18% to $31,317 for the three months ended March 31, 1996 as compared to $26,534 for the three months ended March 31, 1995. Software license growth is due to continued acceptance of the I-DEAS Master Series product enhancements and increased demand for the PDM product. For the three months ended March 31, 1996, the increase was primarily attributable to substantial growth of PDM revenue. License revenue for the three month period ended March 31, 1996 also included revenue generated by SDRC GmbH, the wholly owned German subsidiary which has been consolidated upon acquisition in the third quarter of 1995.

Software maintenance and services revenue increased 72% to $29,654 for the three months ended March 31, 1996 as compared to $17,278 for the three months ended March 31, 1995. A significant portion of the increase in maintenance revenue was due to the increase in the Company's installed customer base from both new and existing customers. In addition, during the three months ended March 31, 1996, the Company recognized revenue from finalized contracts for prior maintenance periods and from a negotiated settlement with a large customer. Software services revenue growth was positively impacted by revenue generated from a large contract from one of the Company's major automotive customers as well as an overall increase in the level of I-DEAS and Product Data Management implementation projects.

For the three month period ended March 31, 1996 and 1995, revenue in North America accounted for 46% and 39%, Europe 28% and 27% and Asia-Pacific 26% and 34%, respectively, of consolidated revenues. The Company expects the international market to continue to account for a significant portion of total revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 44% to $18,747 for the three months ended March 31, 1996 as compared to $13,022 for the three months ended March 31, 1995. Cost of revenue represented 31% of revenue for the three months ended March 31, 1996 as compared to 30% for the comparable 1995 period. Beginning in the first quarter of 1996, the Company began amortizing the software construction costs related to new releases of its I-DEAS Master Series product over a three year period based upon an evaluation of the estimated future economic life of the product.

Expenses (continued)

Cost of licenses increased 50% while the associated revenue increased 18%. The percentage increase in 1996 was due primarily to increased author fees related to the Company's PDM revenue which are paid to the Company's joint venture investee. Cost of maintenance and services in 1996 increased 41% while the associated revenue increased 72%. The dollar increase in cost of maintenance and services is primarily due to staff and related expenses incurred in order to satisfy the growing customer demand for software services.

Selling and marketing expenses consist of the costs associated with the world-wide sales and marketing staff, advertising and product localization. These expenses increased 14% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Selling and marketing expenses represented 39% of revenue for the three months ended March 31, 1996 as compared to 48% for the comparable 1995 period. The dollar increase in selling and marketing expenses was due to an increase in staff and associated expenses to meet the growing customer demand for the Company's products and services. Included in the costs for the three month period ended March 31, 1996 are the staff costs from SDRC GmbH. The ratio of selling and marketing expenses to total revenue improved in 1996 due to the significant increase in services revenue without a proportional increase in selling and marketing expenses.

Research and development expenses consist of expenses for the development of software products which cannot be capitalized in accordance with Statement of Financial Accounting Standards No. 86. These expenses increased 46% to $6,810 for the three months ended March 31, 1996 as compared to $4,658 for the three months ended March 31, 1995. Research and development expenses represent 11% of revenue for the three months ended March 31,
1996 and 1995. The increase in the dollar amount was due primarily to a increase in development staff and associated expenses which includes the development staff added as a result of the acquisition of SDRC GmbH. In addition, the dollar amount of software construction costs capitalized for the three month period ended March 31, 1996 decreased slightly as compared to the comparable period ended March 31, 1995.

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and administrative staffs. These expenses increased 25% to $3,653 for the three months ended March 31, 1996 as compared to $2,924 for the three months ended March 31, 1995. General and administrative expenses represent 6% of revenue for the three
months  ended        March 31, 1996 and 7%  for the three  months
ended March 31, 1995. The increase in the dollar amount of general and administrative expenses was due to an increase in corporate administrative staff and related expenses incurred to support the Company's growth.

Other Income

For  the  three  month  period ended March  31,  1996  equity  in earnings of affiliates represented the Company's share of operating results of its joint venture investee Metaphase Technology. Inc. (Metaphase). For the three month period ended March 31, 1995 equity in losses of affiliates represented the Company's share of operating results for Metaphase and SDRC GmbH. In the third quarter of 1995, the Company purchased the remaining 49.9% interest of SDRC GmbH, previously a joint venture company with the Company and Siemens Nixdorf Informationssysteme AG. As of the acquisition date, 100% of the operating results of SDRC GmbH are included in the consolidated financial statements. Prior to the acquisition of the remaining 49.9% interest, the Company accounted for its 50.1% interest under the equity method.

For  the  three month period ended March 31, 1996,  other  income
(loss) includes a charge of approximately $950 for the settlement of the derivative lawsuit. Other income (loss) also includes interest income which has increased $209 as compared to 1995 due to increased interest earned from higher interest rates on higher cash and short term investment balances.

Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors cause the effective tax rate to differ from the expected statutory rate.

Quarterly Results

Future quarterly results could be impacted by factors such as customer order delays, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. In addition, future results could be impacted by the integration of the Company and CAMAX Manufacturing Technologies, Inc. (see Note 2 to the Consolidated Financial Statements). The results of operations for the three month periods ended March 31, 1996 are not necessarily indicative of future financial performance.

Liquidity and Capital Resources

At  March  31,  1996,  the Company had cash  and  investments  of
$82,886  as  compared  to  $78,167 at  December  31,  1995.   The
increase in cash and investments from December 31, 1995 is due to proceeds from the exercise of employee stock options and results
of  operations.   The Company's working capital  was  $43,709  at
March 31, 1996. In addition, the Company has an unused, unsecured bank line of credit of $15,000. The Company has no current
commitments  for material capital expenditures.   These  existing
sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.


                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, the Company was a defendant in a class action suit alleging violations of certain federal securities laws, captioned In Re: Structural Dynamics Research Corporation Securities Litigation, United States District Court, Southern District of Ohio, Consolidated Master File No. C-1-94-630. In December 1995, the parties to this matter entered into a Memorandum of Understanding for settlement, subject to final Court approval. On March 22, 1996, the Court approved the proposed settlement and a final order was entered. Pursuant to the order, a settlement fund of $37.5 million was established, consisting of $17.6 million cash provided by the Company, $10 million in shares of the Company's Common Stock (to be valued based on the market price at the time of distribution), and $9.9 million cash provided by KPMG Peat Marwick LLP, the Company's
former  audit  firm.   The  settlement  does  not  constitute  an
admission  of  liability  on  the part  of  any  defendant.   The
Company's Board of Directors determined that the settlement was in the best interest of the Company and its shareholders in light of the uncertainty of the outcome, the high cost of continued litigation, and the high level of management time and attention continued litigation would require which could be better spent on the Company's business.

The Company has also previously reported that it is a party to shareholders' derivative litigation captioned In Re: Structural Dynamics Research Corporation Derivative Litigation, United States District Court, Southern District of Ohio, Consolidated Master File No. C-1-94-650. While the case remains pending, in April 1996 the parties tentatively agreed to a proposed settlement pursuant to which the Company will pay the plaintiffs' counsel fees of $900,000 and up to $50,000 for their out-of-pocket expenses in full settlement of the matter. The parties' agreement is subject to final approval of the United States District Court.

Item 6.  Exhibits and Reports on Form 8-K.

 (A) Exhibits filed as part of this report:
     11(a)   Calculation of Primary Earnings Per Common
Share
     11(b)   Calculation of Fully Diluted Earnings Per
Common Share

 (B) No report on Form 8-K was filed during the first quarter of 1996.

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


                         STRUCTURAL DYNAMICS RESEARCH CORPORATION




Date:  May 10, 1996      By: /s/ Jeffrey J. Vorholt
                             Jeffrey J. Vorholt,
                             Vice President,
                             Chief Financial Officer and
                             Treasurer

                       *    Pursuant to the last sentence of
                            General Instruction G to Form 10-
                              Q, Mr. Jeffrey J. Vorholt has executed
                             this Quarterly Report on Form 10-Q
                             both on behalf of the registrant and in
                           his capacity as its principal financial
                           and accounting officer.



                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STRUCTURAL DYNAMICS RESEARCH CORPORATION




Date:  May 10, 1996           By:/s/ Jeffrey J. Vorholt
                                Jeffrey J. Vorholt,
                                Vice President,
                                Chief Financial Officer and
                                Treasurer




                             *    Pursuant to the last sentence of
                                General Instruction G to Form 10-
                                Q, Mr. Jeffrey J. Vorholt has
                                executed this Quarterly Report on
                                Form 10-Q both on behalf of the
                                registrant and in his capacity
                                as its principal financial and
                                accounting officer.

                                                    EXHIBIT 11(a)



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
        Calculation of Primary Earnings Per Common Share

              (in thousands, except per share data)




                              Three Months Ended March 31,

                                      1996             1995
PRIMARY

 Average shares outstanding         30,974             29,185

 Net effect of dilutive stock
 options after application of the
 treasury stock method               2,570                620
       Total                        33,544             29,805

       Net income                   $6,860           $    267

       Net income per share         $  .20           $    .01

                                                    Exhibit 11(b)



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
     Calculation of Fully Diluted Earnings Per Common Share

              (in thousands, except per share data)




                              Three Months Ended March 31,
                                      1996             1995
FULLY DILUTED

 Average shares outstanding         30,974            29,185

 Net  effect  of  dilutive
  stock options after
  application  of  the  treasury
  stock method                       2,817               978
       Total                        33,791            30,163

       Net income                  $ 6,860          $    267

       Net income per share        $   .20          $    .01