Form 10-Q/A
period 1996-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-05-22
CIK 820235

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

(3)  Foreign Currency Translation

The  functional  currency of the foreign software operations has been  changed  to  the operations' local currency  from  the  U.S.
dollar   based   upon  changes  in  the  Company's operating and
economic environment. Recently the Company's European operations have become more autonomous due to improved profitability of the subsidiaries. The European operations have generated sufficient cash flows from operations to support their operating and capital needs. Utilization of local European resources have been expanded due to the local European customer demand of implementation, support and customization of the Company's software products. In addition, a European product development staff has been established. For the first quarter of 1996, the translation gains and losses, were not included in determining net income but were accumulated in a separate component of shareholders' equity.

(4)  Taxes

The provision for income taxes reflects taxes currently payable. Based on the Company's historical tax position and estimates of taxable income for the next four years, a valuation allowance is provided against deferred tax assets when the Company believes it is more likely than not that the deferred tax assets will not be realized. These factors cause the effective tax rate to differ from the expected statutory rate.

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