Form 10-Q
period 1996-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-08-14
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1996

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

              Yes [X]                       No [  ]


  As of July 31, 1996 there were 32,621,906 shares of the Registrant's Common Stock without par value issued and outstanding.


                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)


                              Three Months          Six Months
                              Ended June 30,       Ended June 30,
                             1996    1995         1996     1995
Revenue:
 Software licenses          $36,119  $28,454   $ 69,827   $58,161

 Software maintenance and
  services                   30,550   22,928     61,891    41,651
        Total revenue        66,669   51,382    131,718    99,812


Cost of revenue:
 Cost of licenses             6,117    5,413     12,753     9,946
 Cost of maintenance and
  services                   14,986   10,011     27,487    18,950
        Total cost of
         revenue             21,103   15,424     40,240    28,896
Gross profit                 45,566   35,958     91,478    70,916

Operating expenses:
 Selling and marketing       25,887   21,091     52,289    44,392
 Research and development     6,426    5,117     14,281    10,722
 General and administrative   3,929    3,532      8,275     6,958
       Total operating
        expenses             36,242   29,740     74,845    62,072

        Operating income      9,324    6,218     16,633     8,844

Equity in earnings (losses)
 of affiliates                  (454)  (1,362)        541    (3,002)

Acquisition costs            (1,102)      --     (1,102)       --

Other income                    867      722        708     1,273
Income before income taxes    8,635    5,578     16,780     7,115

Income tax expense            2,028    2,542      3,817     3,599
        Net income          $ 6,607  $ 3,036   $ 12,963    $3,516


Earnings per share:
        Primary             $   .19  $   .09   $    .37    $  .11
        Fully diluted           .19      .09        .37       .11

Common and common
equivalent shares:
        Primary              35,189   32,316     34,850    31,388
        Fully diluted        35,189   32,387     34,850    32,131


See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

                         (in thousands)


                                    June 30,      December 31,
                                     1996          1995
                                  (unaudited)
Assets
Current assets:
 Cash and cash equivalents        $ 67,249        $ 61,848
 Short-term investments             16,389          15,731
 Trade accounts receivable, net     41,279          57,927
 Other accounts receivable           6,321          10,236
 Prepaid expenses                    6,017           6,283
        Total current assets       137,255         152,025

Long-term investments               13,415           4,465

Property and equipment, at cost:
 Computer and other equipment       44,698          40,164
 Office furniture and equipment     13,199          11,762
 Leasehold improvements              4,452           4,125
                                    62,349          56,051

 Less accumulated depreciation and
  amortization                      44,945          41,530
        Net property and equipment  17,404          14,521


Computer software construction
 costs, net                           28,839        30,568
Other assets                           3,241         2,805


        Total assets                $200,154      $204,384



See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

              (in thousands, except per share data)



                                        June 30,       December 31,
                                          1996           1995
                                     (unaudited)


Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                   $  6,946          $10,602
 Current portion of long-term debt        --            1,136
 Accrued expenses                     37,870           32,826
 Accrued litigation settlement and
  related costs                           --           28,600
 Accrued income taxes                  4,361            6,396
 Deferred revenues                    37,692           34,777
        Total current liabilities     86,869          114,337

Long-term debt                            --              512
Long-term liabilities                  8,108            8,163

Shareholders' equity:
 Common stock, stated value $.0069
  per share
  Authorized 100,000 shares;
  outstanding shares -
  33,084 and 31,625 net of 1,566 and
  1,510 shares in treasury               227              220
 Capital in excess of stated value    84,442           73,512
 Retained earnings                    20,785            7,821
 Foreign currency translation
   adjustment                           (174)              --
 Unrealized holding loss on
  investments                           (103)            (181)
        Total shareholders' equity   105,177           81,372


        Total liabilities and
          shareholders' equity      $200,154         $204,384

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)



                                     Six Months Ended June 30,
                                       1996           1995

Net cash provided by operating
 activities                           $16,297        $11,452

Cash flows from investing activities:
   Sales of investments, net           (9,530)         3,984
   Additions to property and equipment,
    net                                (6,772)        (1,224)
   Additions to computer software
    construction costs                 (3,709)        (3,743)
   Investment in joint ventures            --          (1,000)

      Net cash used in investing      (20,011)         (1,983)
       activities

Cash flows from financing activities:
   Stock issued under employee benefit
    plans                              13,406           8,397
   Debt issued (repaid), net           (1,648)              2
   Purchases of treasury stock         (2,469)           (636)
   Net cash provided by financing
    activities                          9,289           7,763

Effect of exchange rate changes on cash  (174)             (8)
Increase in cash and cash equivalents   5,401          17,224

Cash and cash equivalents:
   Beginning of period                 61,848          24,133

   End of period                      $67,249         $41,357


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

While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

(2)  Acquisition of CAMAX Manufacturing Technologies, Inc.

The Company  completed  the  acquisition  of  CAMAX   Manufacturing
Technologies, Inc.  (CAMAX),  a  privately   held   computer-aided
manufacturing company headquartered in Minneapolis, Minnesota in June, 1996. The acquisition has been accounted for as a pooling of interests wherein all historical financial information of the Company has been restated to include the results of CAMAX
for  all  periods presented.   SDRC  issued approximately 1,000
shares of SDRC Common Stock having an aggregate value of approximately $30,000 in exchange for 100 percent ownership of CAMAX common stock. Acquisition charges of $1,102 were recorded in the second quarter of 1996.

(3)  Computer Software Construction Costs

Beginning in the first quarter of 1996, the Company began amortizing the software construction costs related to new releases of its I-DEAS Master Series product over a three year period based upon an evaluation of the estimated future economic life of the product.

(4)  Foreign Currency Translation

The functional currency of the foreign software operations has been changed to the operations' local currency from the U.S. dollar based upon changes in the Company's operating and economic environment. Recently the Company's European operations have become more autonomous due to improved profitability of the
subsidiaries.   The  European operations  have  generated sufficient
cash flows from  operations  to support  their  operating  and
capital needs.   Utilization  of  local European  resources  have
been expanded due to the local European customer demand of implementation, support and customization of the Company's
software  products.   In  addition,  a  European   product
development staff has been established. For 1996, the translation gains and losses, which were not material, were not included in determining net income but were accumulated in a separate component of shareholders' equity.

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

In   June  1996  the  Company  completed  the  acquisition  of
CAMAX Manufacturing Technologies, Inc. (CAMAX) which has been accounted for as a pooling of interests wherein all historical financial information has been restated to include the results of CAMAX for all periods presented.

Results of Operations (in thousands)

Certain  statements  in this Form 10Q are forward  looking
statements that   involve   risks   and  uncertainties,  including
 the   timely availability and acceptance of new products, the
impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The Company's results could differ from those results described
herein.   Forward looking  information  should  be evaluated in the
context of these and other factors some of which are described in more detail in Factors That May Affect Future Results.

Revenue

The  Company's consolidated net revenue increased 32% to $131,718 for the six months ended June 30, 1996 as compared to $99,812 for the six months ended June 30, 1995. Quarterly revenue increased 30% to $66,669 for the three months ended June 30, 1996 as compared to $51,382 for the three months ended June 30, 1995.

Software license revenue increased 20% to $69,827 for the six months ended June 30, 1996 as compared to $58,161 for the six months ended June 30, 1995. Quarterly software revenue increased 27% to $36,119 for the three months ended June 30, 1996 as compared
to $28,454  for  the three months ended June 30, 1995.   Software
license growth is due to continued acceptance of the I-DEAS Master Series product enhancements and increased demand for the PDM product. I-DEAS license sales for the quarter have increased 26% and PDM license growth was 97% on a much smaller base than I-DEAS. In the second quarter of 1996, the Company announced the availability of Metaphase Series 2, Release 2.2 PDM software. License revenue for the six month period ended June 30, 1996 also included revenue generated by SDRC GmbH, the wholly owned German subsidiary which has been consolidated since acquisition of the former joint venture partner's interest in the third quarter of 1995.

Software maintenance and services revenue increased 49% to $61,891 for the six months ended June 30, 1996 as compared to $41,651 for the six months ended June 30, 1995. Quarterly software service revenue increased 33% to $30,550 for the three months ended June 30, 1996 as compared to $22,928 for the three months ended June 30, 1995. A significant portion of the increase in maintenance revenue was due to the increase in the Company's installed customer base of products and the Company's continued efforts to obtain maintenance contract renewals from its customers.
Software services revenue growth was positively impacted by revenue generated from a large contract from one of the Company's
major automotive customers as well as an overall increase   in  the
level  of  I-DEAS  and  Product  Data   Management implementation
projects.

For the six month period ended June 30, 1996 and 1995, revenue in North America accounted for 49% and 44%, Europe 28% and 26% and Asia-Pacific 23% and 30%, respectively, of consolidated
revenues.   The Company expects the international market to continue
to account for  a significant portion of total revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 39% to $40,240 for the six months ended June 30, 1996 as compared to $28,896 for the six months ended June 30, 1995. Quarterly cost of revenue increased 37% to $21,103 for the three months ended June 30, 1996 as compared to $15,424 for the three months ended June 30, 1995. Cost of revenue represented 31% of revenue for the six months ended June 30, 1996 as compared to 29% for the comparable 1995 period.

Cost of licenses increased 28% to $12,753 for the six months ended June 30, 1996 as compared to $9,946 for the six months ended
June  30, 1995.    Quarterly cost of licenses increased 13% to
$6,117  for  the three  months ended June 30, 1996 as compared to
$5,413 for the  three months ended June 30, 1995.   Cost of licenses
represented 17% and 18% of   associated   revenue  for  the  three
and   six   months   ended June  30,  1996 and 19% and 17% for the
comparable 1995 periods.   The dollar  increase in cost of licenses
is primarily due to author fees related to the Company's PDM revenue which are paid to the Company's joint venture investee. Also, beginning in the first quarter of 1996, the Company began amortizing the software construction costs related to new releases of its I-DEAS Master Series product over a three year period based upon an evaluation of the estimated future economic life of the product.

Cost of maintenance and services in 1996 increased 45% to $27,487 for the six months ended June 30, 1996 as compared to $18,950 for the six months ended June 30, 1995. Quarterly cost of license revenue increased 50% to $14,986 for the three months ended June 30, 1996 as compared to $10,011 for the three months ended June 30, 1995. The associated revenue increased 49% and 33%, respectively, for the six and three months ended June 30, 1996. The dollar increase in cost of maintenance and services is primarily due to staff and related expenses incurred in order to
satisfy the growing customer demand  for software  services.    In
the  second  quarter  of  1996,   cost   of maintenance and services
increased at a greater rate than the increase in associated revenue.

Selling and marketing expenses consist of the costs associated with the world-wide sales and marketing staff, advertising and product localization. These expenses increased 18% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Selling and marketing expenses represented 39% and 40% of revenue for the three and six months ended June 30, 1996 as compared to 41% and 44% for the comparable 1995 periods. The dollar increase in selling and marketing expenses was due to an increase in staff and associated expenses to meet the growing customer demand for the Company's products and services.
Included in the costs  for  the  six  month period  ended June 30,
1996 are the staff costs from SDRC  GmbH.   The ratio  of selling
and marketing expenses to total revenue improved in 1996 due to the significant increase in services revenue without a proportional increase in selling and marketing expenses.

Research  and  development  expenses  consist  of  expenses  for the development of software products which cannot be capitalized in accordance with Statement of Financial Accounting Standards No. 86. These expenses increased 33% for the six months ended June 30, 1996 as compared to the six months ended
June 30, 1995.   Research  and development  expenses represented 10%
of revenue for the three months ended June 30, 1996 and 1995 and 11% of revenue for the six months ended June 30, 1996 and 1995. The increase in the dollar amount was due primarily to an increase in development staff and associated expenses which includes the development staff added as a result of the acquisition of SDRC GmbH. The dollar amount of software construction costs capitalized for the six month period ended June 30, 1996 is approximately the same when compared to the comparable period
ended June  30,  1995.   In 1996, the year to date amortization
expense has exceeded the capitalization of software construction costs, thereby reducing the capitalized software construction asset by approximately $1,700.

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and
administrative staffs.   These  expenses increased 19% to $8,275 for
the  six  months ended  June  30, 1996 as compared to $6,958 for the
six  months  ended June   30,  1995.    Quarterly  general  and
administrative expenses increased 11% to $3,929 for the three months ended June 30, 1996 as compared to $3,532 for the three
months ended June 30, 1995.   General and administrative expenses
represent 6% of revenue for the six months ended June 30, 1996 and 7% for the six months ended June 30, 1995. The increase in the dollar amount of general and administrative expenses was due to an increase in corporate administrative staff and related expenses incurred to support the Company's growth.

Other Income

In   June  1996  the  Company  completed  the  acquisition  of
CAMAX Manufacturing Technologies, Inc. which has been accounted for as a pooling of interests wherein all historical financial information has been restated to include the results of CAMAX for all periods presented. Charges of $1,102 related to the acquisition were recorded in the second quarter 1996 results.

For the six month period ended June 30, 1996 equity in earnings of affiliates represented the Company's share of operating results of its joint venture investee Metaphase Technology. Inc.
(Metaphase).   For the  six  month  period  ended  June 30,  1995
equity  in  losses  of affiliates  represented the Company's share
of operating  results  for Metaphase  and SDRC GmbH.   In the third
quarter of 1995, the Company purchased the remaining 49.9% interest of SDRC GmbH, previously a joint venture company with Siemens Nixdorf Informationssysteme AG. As of the acquisition date, 100% of the operating results of SDRC GmbH are included in the consolidated financial statements. Prior to the acquisition of the remaining 49.9% interest, the Company accounted for its 50.1% interest under the equity method.

For  the  six  month period ended June 30, 1996, other  income
(loss) includes a charge of approximately $950 for the settlement of the derivative lawsuit. Other income (loss) also includes interest income which has increased approximately $700 as compared to 1995 due to increased interest earned from higher interest rates on higher cash and short term investment balances. The
increase in interest  income has   been  partially  offset  by  an
increase  in  translation   and transaction expense.

Taxes

The  provision  for  income  taxes reflects taxes  currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to
their  ultimate realization.   These factors cause the effective tax
rate  to  differ from the expected statutory rate.

Factors That May Affect Future Results

Forward looking statements and the Company's results are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ from those disclosed.
Any risk and uncertainty posed by competitive, technological or financial factors could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period.

Future quarterly results could be impacted by factors such as
customer order   delays,  a  slower  growth  rate  in  the  market,
 increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. The loss of a major customer or a reduction in orders from a major customer could have a significant impact to the results of operations in any particular quarter. Historically,
a  significant  portion  of   the Company's revenue is generated
from shipments in the last month  of  a quarter.   In addition,
higher volumes of orders have been experienced in the second and fourth quarter. The concentration of orders makes projections of
quarterly financial results difficult.   If  customers delay  their
orders or a disruption in the Company's distribution occurs, quarterly results of operations in any particular quarter may be
negatively  impacted.   A significant  portion  of  the  Company's
revenue is from the international market. As a result, the Company's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business. The Company relies on distributors, representatives and
value added resellers to market  its products.    Because   these
companies  are  typically   not   highly capitalized,  there  can be
no assurances that the Company will not experience significant future losses.

The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs in a timely manner and which are
consistent  with current  technological  developments.   The
Company's  success   also depends  in  part on its ability to
attract and retain  technical  and other  key  employees  who  are
in  great  demand,  to  protect   the intellectual  property  rights
of its products and to continue key relationships with third party authors. As development cycles become shorter, product quality, performance, reliability, ease of use, functionality,
breadth and integration may be  impacted.   Therefore, customer
acceptance  of  new  products  cannot  be   assured.    The
CAD/CAE/CAM  software  industry  is highly  competitive.   The
entire industry may experience pricing and margin pressure which as a result could adversely affect the Company's operating results and financial position.

Factors That May Affect Future Results  (continued)

In addition, the Company's expense levels are based, in part, on its future revenue expectations. The Company continues to increase its operating expense levels to meet the growing customer demand for the Company's products and services. If revenue is below expectations, operating results could be adversely and
materially  affected.   Net income  may be disproportionately
affected by an unexpected  reduction in   revenue  because  the
Company's expense levels are generally committed in advance and a relatively small portion of the Company's expenses vary with revenue.

Future results could also be impacted by the integration of the Company and CAMAX Manufacturing Technologies, Inc. (see Note 2 to the Consolidated Financial Statements). In addition, the Company is in the process of upgrading its world-wide information management system. Such a major undertaking could cause significant disruption as a result of unexpected delays in the implementation of this project. There can be no assurance that the project will be completed within the projected time frame and budget.

The trading price of the Company's stock, like other software and technology stocks, is subject to significant volatility due to factors impacting the overall market which are unrelated to the
Company's performance.   The  historical  results of  operations
and  financial position  of  the  Company are not necessarily
indicative  of  future financial  performance.   If  revenues  or
earnings  fail   to   meet securities  analysts' expectations, there
could be an immediate and significant adverse impact on the trading price of the Company stock.

While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

The Company has not experienced a material adverse impact of such risks or uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

Liquidity and Capital Resources

At June 30, 1996, the Company had cash and investments of $97,053 as compared to $82,044 at December 31, 1995. The increase in cash and investments from December 31, 1995 is primarily due to proceeds from results of operations and the exercise of employee stock options. The Company's working capital was $50,386 at June 30, 1996. In addition, the Company has an unused, unsecured bank line
of credit of  $15,000.  The   Company   has  no  current
commitments  for  material   capital expenditures.    These
existing  sources  of  liquidity   and   funds anticipated  to be
generated from operations are expected  to  provide adequate  cash
to  fund  the  Company's  projected  needs   for   the foreseeable
future.


                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the April 30, 1996 Annual Meeting of Shareholders, the Company's shareholders voted to:

  Elect four Class 1 directors to serve until the 1998 Annual Meeting. Out of a total 31,252,775 shares eligible to vote for the appointment, 27,967,596; 27,952,903; 27,944,724 and
  27,965,986 voted in favor of the four nominees, respectively, 0 voted against and 75,617; 90,310; 98,489 and 77,227 abstained, respectively, with no broker non-votes.

  Adopt   amendments  to  the  Company's  Amended  Code   of
  Regulations to provide for separate offices of Chairman of the Board, President and Chief Executive Officer, to clarify the authority of the Board of Directors, to delegate authority with respect to each such office, and otherwise to update the Amended Code of Regulations. Out of a total 31,252,775 shares eligible to vote for the appointment, 26,191,226 voted in favor, 213,717 voted against and 375,585 abstained with no broker non-votes.

  Approve   and  adopt  the  Structural  Dynamics   Research
  Corporation 1996 Directors' Non-Discretionary Stock Plan to replace the existing plan which expires in 1996. Out of a total 31,252,775 shares eligible to vote for the appointment, 16,715,271 voted in favor, 9,505,314 voted against and 1,287,943 abstained with no broker non-votes.

  Approve an amendment to the Company's 1994 Long-Term Stock Incentive Plan to permit the estate of a deceased plan participant or a participant who resigns due to ill-health or disability to exercise options or other incentive awards for up to 18 months from the cessation of employment and in the event of termination for other reasons to permit such exercise for up to 60 days from the date of termination. Out of a total 31,252,775 shares eligible to vote for the appointment, 17,935,849 voted in favor, 8,955,590 voted against and 616,459 abstained with no broker non-votes.

  Ratify the appointment of Price Waterhouse LLP as the independent auditors of the Company for 1996. Out of a total
  31,252,775 shares eligible to vote for the appointment, 27,917,786 voted in favor, 40,251 voted against and 85,176 abstained with no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.

 (A) Exhibits filed as part of this report:

     11.1   Calculation of Primary Earnings Per Common Share

     11.2   Calculation of Fully Diluted Earnings Per Common Share

 (B) No report on Form 8-K was filed during the second quarter of 1996.

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


                                STRUCTURAL DYNAMICS RESEARCH
                                CORPORATION




Date:  August 14, 1996          By: /s/ Jeffrey J. Vorholt
                                  Jeffrey J. Vorholt,
                                  Vice President,
                                  Chief Financial Officer and
                                 Treasurer



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