Form 10-Q
period 1996-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-11-13
CIK 820235

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


                              (Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996

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

                 Yes [X]                       No [  ]


  As of October 31, 1996 there were 33,186,800 shares of the Registrant's Common Stock without par value issued and outstanding.


                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.



       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Operations
                              (Unaudited)
                 (in thousands, except per share data)




                            Three Months          Nine Months
                           Ended September 30,  Ended September 30,
                             1996     1995       1996     1995

Revenue:
 Software licenses        $38,675  $33,371    $108,502 $ 91,532
 Software maintenance and  33,102   22,376      94,993   64,027
  services
        Total revenue      71,777   55,747     203,495  155,559

Cost of revenue:
 Cost of licenses           6,560    8,758      19,313   18,704
 Cost of maintenance and   15,815    9,060      43,302   28,010
  services
    Total cost of          22,375   17,818      62,615   46,714
      revenue
Gross profit               49,402   37,929     140,880  108,845

Operating expenses:
 Selling and marketing     27,565   24,224      79,854   68,616
 Research and development   8,514    4,991      22,795   15,713
 General and administrative 3,787    3,353      12,062   10,311
   Total operating         39,866   32,568     114,711   94,640
    expenses

        Operating income    9,536    5,361      26,169   14,205

Equity in earnings (losses)  (630)   2,144         (89)    (858)
 of affiliates

Acquisition costs              --       --      (1,102)      --

Other income, net           1,309      110       2,017    1,383
Income before income taxes 10,215    7,615      26,995   14,730

Income tax expense          1,836    1,726       5,653    5,325
        Net income        $ 8,379  $ 5,889    $ 21,342 $  9,405

Earnings per share:
        Primary           $   .24  $   .18    $    .61 $    .30
        Fully diluted         .24      .18         .61      .29

Common and common
equivalent shares:
        Primary            34,706   32,517      34,760   31,080
        Fully diluted      34,948   33,176      34,760   32,605

See accompanying notes to consolidated financial statements.




       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheet

                            (in thousands)




                                        September 30,   December 31,
                                          1996          1995
Assets                                  (unaudited)


Current assets:
 Cash and cash equivalents             $ 69,762     $ 61,848
 Short-term investments                  18,035       15,731
 Trade accounts receivable, net          49,880       57,927
 Other accounts receivable                5,181       10,236
 Prepaid expenses                         6,170        6,283
        Total current assets            149,028      152,025


Long-term investments                    11,446        4,465

Property and equipment, at cost:
 Computer and other equipment            47,039       40,164
 Office furniture and equipment          13,561       11,762
 Leasehold improvements                   4,539        4,125
                                         65,139       56,051

 Less accumulated depreciation and       46,598       41,530
amortization
        Net property and equipment       18,541       14,521


Computer software construction           27,816       30,568
 costs, net
Other assets                              4,998        2,805


        Total assets                   $211,829     $204,384



See accompanying notes to consolidated financial statements.

       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheet

                 (in thousands, except per share data)







                                        September      December
                                           30,            31,
                                          1996           1995
Liabilities and Shareholders' Equity    (unaudit
                                           ed)

Current liabilities:
 Accounts payable                      $  6,527       $ 10,602
 Current portion of long-term debt           --          1,136
 Accrued expenses                        35,429         32,826
 Accrued litigation settlement and       10,234         28,600
  related costs
 Accrued income taxes                     4,011          6,396
 Deferred revenues                       33,713         34,777

        Total current liabilities        89,914        114,337

Long-term debt                               --            512
Long-term liabilities                     8,208          8,163

Shareholders' equity:
 Common stock, stated value $.0069
  per share Authorized 100,000 shares;
  outstanding shares - 33,147 and
  31,625, net of 1,555 and 1,510
  shares in treasury                        227            220
 Capital in excess of stated value       84,293         73,512
 Retained earnings                       29,163          7,821
 Foreign currency translation                76             --
  adjustment
 Unrealized holding loss on                 (52)          (181)
  investments
        Total shareholders' equity      113,707         81,372


        Total liabilities and          $211,829       $204,384
         shareholders' equity














       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statement of Cash Flows
                              (Unaudited)

                            (in thousands)



                                             Nine Months Ended
                                               September 30,

                                          1996           1995

Net cash provided by operating          $ 23,048      $15,568
  activities

Cash flows from investing activities:
 (Purchases) sales of investments, net    (9,156)       3,945
 Additions to property and equipment, net (9,832)      (2,266)
 Additions to computer software           (5,662)      (5,718)
  construction costs
 Investment in and advances to joint         300       (3,193)
  ventures
 Acquisition of SDRC GmbH                     --        1,152
 Proceeds from sale of certain assets         --          542
    Net cash used in investing           (24,350)      (5,538)
      activities

Cash flows from financing activities:
  Stock issued under employee benefit     13,406        9,206
   plans
  Debt repaid, net                        (1,648)        (212)
  Purchases of treasury stock             (1,382)        (999)
  Payment for CAMAX dissenter's rights    (1,236)          --
    Net cash provided by financing         9,140        7,995
      activities

Effect of exchange rate changes on cash       76           (7)
Increase in cash and cash equivalents      7,914       18,018

Cash and cash equivalents:
   Beginning of period                    61,848       24,133
    End of period                       $ 69,762      $42,151




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

(2)  Acquisition of CAMAX Manufacturing Technologies, Inc.

The   Company   completed  the  acquisition  of   CAMAX   Manufacturing
Technologies,   Inc.   (CAMAX),   a   privately   held   computer-aided
manufacturing  company  headquartered  in  Minneapolis,  Minnesota
in June,  1996.   The acquisition has been accounted for as a  pooling
of interests wherein all historical financial information of the Company has been restated to include the results of CAMAX for all
periods presented.   In  exchange  for 100 percent ownership  of  CAMAX
common stock, SDRC issued approximately 1,000 shares of SDRC Common Stock and paid approximately $1,200 to a CAMAX shareholder who
validly exercised dissenter's rights.   The aggregate value was
approximately $30,000 at the time of valuation. Acquisition charges of $1,102 were recorded in the second quarter of 1996.

(3)  Computer Software Construction Costs

Beginning in the first quarter of 1996, the Company began amortizing the software construction costs related to new releases of its I-DEAS Master Series product over a three year period based upon an evaluation of the estimated future economic life of the product.

(4)  Foreign Currency Translation

The functional currency of the foreign software operations has been changed to the operations' local currency from the U.S. dollar based upon changes in the Company's operating and economic environment. Recently the Company's European operations have become more autonomous due to improved profitability of the subsidiaries and have generated sufficient cash flows from operations to support their operating and capital needs. Utilization of local European resources have been expanded due to the local European customer demand of implementation, support and customization of the Company's software products.
In addition, a European product development staff has been established. For 1996, the translation gains and losses, which were not material, were not included in determining net income but were accumulated in a separate component of shareholders' equity.

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

Results of Operations (in thousands)

Certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The Company's results could differ from those results described herein. Forward looking information should be evaluated in the context of these and other factors some of which are described in more detail in Factors That May Affect Future Results.

Revenue

The  Company's consolidated net revenue increased 31% to  $203,495  for the  nine  months ended September 30, 1996  as  compared  to
$155,559 for the nine months ended September 30, 1995. Quarterly revenue increased 29% to $71,777 for the three months ended September 30, 1996 as compared to $55,747 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, revenue from the Company's MDA software product, I-DEAS Master Series
(TM), increased 33% and PDM revenue increased 42% as compared to the 1995 comparable periods.

Software license revenue increased 19% to $108,502 for the nine months ended September 30, 1996 as compared to $91,532 for the nine months ended September 30, 1995. Quarterly software license revenue increased 16% to $38,675 for the three months ended September 30, 1996 as compared to $33,371 for the three months ended September 30, 1995. Software license growth is due to continued acceptance of the I-DEAS Master Series product enhancements and demand for the PDM product. I-DEAS (TM) license revenue for the third quarter of 1996
has  increased 64%.   In the third quarter of 1996, the Company
released I-DEAS Master Series  4  software.  I-DEAS 4 features new
customer-driven  technology which  further  extends          I-DEAS
ability to design complex, 3D parts and products. License revenue for the nine month period ended September 30, 1996 also included revenue generated by SDRC GmbH, the wholly owned German subsidiary which has been consolidated since acquisition of SDRC's former joint venture partner's interest in the third quarter of 1995.

Software maintenance and services revenue increased 48% to $94,993  for
the  nine  months  ended           September 30, 1996  as  compared
to $64,027 for the nine months ended September 30, 1995. Quarterly software service revenue increased 48% to $33,102 for the three months ended September 30, 1996 as compared to $22,376 for the three months ended September 30, 1995. A significant portion of the increase in maintenance revenue was due to the increase in the Company's installed customer base of products and the Company's continued efforts to obtain maintenance contract renewals from its
customers.   Software  services revenue  growth  was positively
impacted by revenue generated from a large contract from one of the Company's major automotive customers as well as an overall increase in the level of I-DEAS and Product Data Management implementation projects.

For the nine month period ended September 30, 1996 and 1995, revenue in North America accounted for 49% and 46%, Europe 24% and 28% and Asia-Pacific 27% and 26%, respectively, of consolidated revenues.
 The Company expects the international market to continue to account for a significant portion of total revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 34% to $62,615 for the nine months ended September 30, 1996 as compared to $46,714 for the nine months ended September 30, 1995. Quarterly cost of revenue increased 26% to $22,375 for the three months ended September 30, 1996 as compared to $17,818 for the three months ended September 30, 1995. Cost of revenue represented 31% of revenue for the nine months ended September 30, 1996 as compared to 30% for the comparable 1995 period.

Cost  of  licenses  increased 3% to $19,313 for the nine  months  ended
September 30, 1996 as compared to $18,704 for the nine months ended September 30, 1995. Quarterly cost of licenses decreased 25% to $6,560 for the three months ended September 30, 1996 as compared to $8,758 for the three months ended September 30, 1995. Cost of licenses represented 17% and 18% of revenue for the three and nine months ended September 30, 1996, respectively, and 26% and 20% for the comparable 1995 periods. Cost of license revenue as a percent of revenue decreased in 1996 from 1995 due to a change in revenue mix which included a higher percentage of I-DEAS licenses in 1996 than 1995.
In 1995 cost of licenses was impacted by author fees paid to the Company's joint venture investee which related to a large PDM order recorded in the third quarter. Also, beginning in the first quarter of 1996, the Company began amortizing the software construction costs related to new releases of its I-DEAS Master Series product over a three year period (as compared to a five year period for prior releases) based upon an evaluation of the estimated future economic life of the product.

Cost  of maintenance and services in 1996 increased 55% to $43,302  for
the  nine  months ended              September 30, 1996 as compared
to $28,010 for the nine months ended September 30, 1995. Quarterly cost of maintenance and services increased 75% to $15,815 for the three months ended September 30, 1996 as compared to $9,060 for the three months ended September 30, 1995. The associated revenue increased 48% for both the nine and three months ended September
30,  1996.   The dollar increase in cost of maintenance and services
is primarily due to staff and related expenses incurred in order to satisfy the growing customer demand for software services. For the three and nine month period ended September 30, 1996, cost of maintenance and services has increased at a greater rate than the increase in associated revenue. The cost of hiring and training new service professionals to meet the growing demands for software services may continue to decrease service gross margins.

Selling and marketing expenses consist of the costs associated with the
world-wide   sales  and  marketing  staff,  advertising   and   product
localization. These expenses increased 16% for the nine months ended September 30, 1996 as compared to the nine months ended September 30,
1995.   Selling  and marketing expenses decreased as  a  percentage of revenue to 38% and 39% for the three and nine months ended September 30, 1996 as compared to 43% and 44% for the comparable 1995 periods. The dollar increase in selling and marketing expenses was due primarily to an increase in staff and associated expenses to meet the growing customer demand for the Company's products and services. The expense increase also includes the additional sales and support staff dedicated to a large automotive initiative begun in 1996. Included in the costs for the nine month period ended September 30, 1996 are the staff costs from SDRC GmbH. The Company expects to continue the growth and effectiveness of its worldwide sales and marketing staff.

Research  and  development  expenses  consist  of  expenses   for   the
development  of  software  products  which  cannot  be  capitalized in accordance  with  Statement of Financial Accounting Standards  No.
86. These expenses increased 45% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Research and development expenses represented 12% and 11% of revenue for the three and nine months ended September 30, 1996 as compared to 9% and 10% for the comparable 1995 periods. The increase in the dollar amount was due primarily to an increase in development staff and associated expenses which includes the development staff added as a result of the acquisition of SDRC GmbH. The dollar amount of software construction costs capitalized for the nine month period ended September 30, 1996 is approximately the same when compared to the comparable period ended September 30, 1995. In 1996, the year to date amortization expense has exceeded the capitalization of software construction costs, thereby reducing the capitalized
software construction asset by approximately $2,800.   To  increase
the penetration into the automotive and other industries, the Company expects to continue to expand the development efforts balancing the additional investment with improved efficiency and opportunities for future revenue.

Expenses (continued)

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and administrative staffs. These expenses increased 17% to $12,062 for the nine months ended September 30, 1996 as compared to $10,311 for the nine months ended September 30, 1995. Quarterly general and administrative expenses increased 13% to $3,787 for the three months ended September 30, 1996 as compared to $3,353 for the three months ended September 30, 1995. General and administrative expenses represent 6% of revenue for the nine months ended September 30, 1996 and 7% for the nine months ended September 30, 1995. The increase in the dollar amount of general and administrative expenses was due to an increase in corporate administrative staff and related expenses incurred to support the Company's growth including an investment in the worldwide management information system.

Other Income

For the nine month period ended September 30, 1996 equity in earnings of affiliates represented the Company's share of operating results of its joint venture investee Metaphase Technology, Inc. (Metaphase). For the nine month period ended September 30, 1995 equity in losses of affiliates represented the Company's share of operating results for Metaphase and SDRC GmbH.

In the third quarter of 1995, the Company's share of income from the Metaphase joint venture was approximately $1,981 which was primarily due to royalty income associated with a major customer contract. Also, in the third quarter of 1995, the Company purchased the remaining 49.9% interest of SDRC GmbH, previously a joint venture company with Siemens
Nixdorf  Informationssysteme AG.   As of the acquisition date, 100%
of the operating results of SDRC GmbH are included in the consolidated financial statements. Prior to the acquisition of the remaining 49.9% interest, the Company accounted for its 50.1% interest under the equity method.

Other income, net consists principally of interest income and foreign currency gains and losses. For the three and nine months ending September 30, 1996 interest income has increased approximately $450 and $1,400, respectively, as compared to 1995 due to increased interest earned from higher interest rates on higher cash and short term investment balances. For the three months ending September 30, 1995, the interest income was partially offset by foreign currency losses and a loss on the sale of certain engineering consulting assets in the United Kingdom. For the nine months ending September 30, 1996, the increase in interest income has been partially offset by a charge of $950 for the settlement of the derivative lawsuit recorded in the second quarter of 1996.

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

Future quarterly results could be impacted by factors such as customer order delays, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. The loss of a major customer or a reduction in orders from a major customer could have a significant impact to the results of operations in any particular quarter. Historically, a significant portion of the Company's revenue is generated from shipments in the last month
of  a  quarter.   In addition, higher volumes of orders have been
experienced in the second and fourth quarter. The concentration of orders makes projections of quarterly financial results difficult.
If customers delay their orders or a disruption in the Company's distribution occurs, quarterly results of operations in any particular
quarter may be negatively impacted.   A significant portion of the
Company's revenue  is from the international market.  As a result, the
Company's financial results could be impacted by   weakened  general
economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business.
The Company relies on distributors, representatives and value added resellers to market its products. The Company's revenue in any
particular  quarter  may  be  negatively  impacted  by  a  lower   than
anticipated performance of any significant distributor, representative or value added reseller.

Factors That May Affect Future Results  (continued)

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


Liquidity and Capital Resources

At September 30, 1996, the Company had cash and investments of $99,243 as compared to $82,044 at December 31, 1995. The increase in cash and investments from December 31, 1995 is primarily due to proceeds from results of operations and the exercise of employee stock options partially offset by capital expenditures to accommodate the increased headcount. The Company's working capital was $59,114 at September 30,
1996.   In addition, the Company has an unused, unsecured bank line of credit of $15,000. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.



                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

The   Company  had  previously  reported  that  it  was  a   party
to shareholders'  derivative  litigation  captioned    In  Re:
Structural Dynamics Research Corporation Derivative Litigation, United States District Court, Southern District of Ohio, Consolidated
Master File No. C-1-94-650.   The  Company  paid  the  plaintiffs'
counsel   fees   of approximately $900,000 and $50,000 for their
out-of-pocket expenses  in full settlement of the matter.   The
parties' agreement was approved by the United States District Court on July 19, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

 (A) Exhibits filed as part of this report:

     11.1   Calculation of Primary Earnings Per Common Share
     11.2   Calculation of Fully Diluted Earnings Per Common
       Share

    (B) A Form 8-K was filed on July 3, 1996 pertaining to the acquisition of CAMAX Manufacturing Technologies, Inc. Financial statements of the business acquired and proforma financial information was incorporated by reference from the Structural Dynamics Research Corporation's Registration Statement on Form S-
   4, Registration No. 333-907, effective on May 28, 1996.

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


                                STRUCTURAL DYNAMICS RESEARCH
CORPORATION




Date:  November 12, 1996                By: /s/ Jeffrey J. Vorholt
                                            Jeffrey J. Vorholt,
                                            Vice President,
                                            Chief Financial Officer and
                                           Treasurer


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