Form 10-Q/A
period 1996-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1996-11-13
CIK 820235

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

     11.1   Calculation of Primary Earnings Per Common Share
     11.2   Calculation of Fully Diluted Earnings Per Common
       Share
     27     Financial Data Schedule
    (B) A Form 8-K was filed on July 3, 1996 pertaining to the acquisition of CAMAX Manufacturing Technologies, Inc. Financial statements of the business acquired and proforma financial information was incorporated by reference from the Structural Dynamics Research Corporation's Registration Statement on Form S-
   4, Registration No. 333-907, effective on May 28, 1996.

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