Form 10-K405
period 1996-12-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1997-03-25
CIK 820235

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549
                          __________________

                               FORM 10-K
                          __________________

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended             Commission file
     number 33-16541                       December 31, 1996

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                          __________________

 As  of  March  11,  1997 the latest practicable  date,  32,906,924 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $721,434,632 at that date.
                          __________________

                  DOCUMENTS INCORPORATED BY REFERENCE

  List   hereunder  the  following  documents  if  incorporated   by
  reference and the Part of the Form 10-K into which the document is incorporated:

 Registrant's  Annual Report to Shareholders  for  the  year ended
 December 31, 1996.

                      Part I, Part II and Part IV

     Registrant's definitive Proxy Statement dated March 25, 1997.

                     Part II, Part III and Part IV


                                PART I.


     Factors That May Affect Future Results

 Information provided by the Company or by its spokespersons may
 contain   forward-looking  statements.   Such   statements,   made
 pursuant  to  the  safe  harbor established by  recent  securities legislation,  are  based  on  the  estimates  and  assumptions  of
 management at the time such statements are made.   Forward-looking
 statements are subject to risks and uncertainties that may cause the Company's future actual results to differ from those disclosed
 in  any  forward-looking statement.   Important information  about
 the basis for management's estimates and assumptions is contained in "Factors That May Affect Future Results" included in the "Management's Discussion and Analysis of Financial Condition and
  Results of Operations" section in the SDRC 1996 Annual Report to Shareholders, which is incorporated by reference.

Item 1. Business.
     General

 Structural Dynamics Research Corporation (the "Company" or "SDRC") is a leading international supplier of mechanical design automation ("MDA") software, product data management ("PDM") software and related services within the mechanical computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") industry. The Company's mission is to provide software tools and services to significantly enhance SDRC's customers' mechanical product development and engineering processes.

 The Company's software and services provide customers with a fully integrated solution for a concurrent engineering design to manufacturing life cycle. The Company's principal MDA software product, I-DEAS Master Series(TM), is a world-class, integrated  CAD/CAM/CAE  solution  which  allows  manufacturers  to optimize product performance and reduce cost while streamlining the product development process. The Company has recently released a new product, I-DEAS Artisan Series(TM), that is an MDA product aimed at the mid-level CAD/CAM/CAE market. SDRC's PDM product, Metaphase Series 2 software, provides a comprehensive enterprise approach to the management and control of product information, configuration, release management and work flow.

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

During the past five years, the Company has restructured certain aspects of its business. In January 1997 the Company acquired the remaining stock of Metaphase Technology, Inc. ("Metaphase") and certain assets of Control Data Systems, Inc.'s global PDM software sales and support business. In 1992 the Company and Control Data Systems, Inc. established Metaphase as a joint venture Company to develop product data management software.

In  June  1996 the Company completed the acquisition of  Camax
Manufacturing Technologies, Inc. ("Camax") and its wholly owned subsidiaries. Camax provided computer-aided manufacturing software for computerized numerical control machining operations.

In 1995 the Company purchased the remaining interest of SDRC Software and Services GmbH ("SDRC GmbH"). In 1994 the Company and Siemens Nixdorf Informationssysteme AG formed the joint venture, SDRC GmbH, to supply mechanical CAD/CAM/CAE software and services in Central Europe. Also in 1995, the Company merged its software products marketing and engineering services subsidiaries into a single subsidiary which now provides both software products and related services.

Strategy

The Company's strategy is to provide world-class software and engineering process implementation expertise to help customers improve their mechanical product development and engineering processes. SDRC's customers tend to be product and process innovators who develop an effective long-term relationship with SDRC. In addition to the establishment of these relationships at the high end, SDRC is also broadening its reach into the less service-intensive tiers of the CAD/CAM/CAE market.

I-DEAS Product Suite

The Company develops, markets and supports a comprehensive MDA software product called I-DEAS ("Integrated Design Engineering Analysis Software") Master Series and a mid priced software product called I-DEAS Artisan Series. I-DEAS(TM) software allows engineers  to  design,  simulate,  test  and  manufacture product concepts in a fraction of the time required using standalone or partially integrated software tools. As a result, the software is a tool to assist customers in developing higher quality products faster, at a lower cost, and delivering to the
market  in  less time.   The I-DEAS software is specifically
designed and optimized to meet the needs of engineers who design products by using solid modeling technology. With the easy to learn
user interface, users are   able  to  create  and  view  a  "master
model,"   a   solid representation  of a product that precisely
defines  its  geometry and material characteristics.

I-DEAS Master Series software allows product development team members to work concurrently on the same project sharing this common master model. This master model is easily understood by everyone concerned with the product, including representatives from management, marketing and manufacturing. It can be analyzed to evaluate the mechanical performance and structural integrity of the design concept, as well as to provide information that can be used to optimize product performance, study assembly sequences and assess "manufacturability".

Artisan Series was specifically created to address the growing mid price CAD market. Artisan provides high level design functionality to smaller design groups and companies while ensuring upward data compatibility and user migration to I-DEAS Master Series.

Metaphase Series 2

SDRC also develops, markets, implements and supports Metaphase Series 2, product data management software, which helps create, manage and control data associated with product information as it evolves through the product life cycle. Metaphase Series 2 is a modular PDM system designed to provide the depth and breadth of functionality customers require to meet current and future data management needs.

Metaphase Series 2 software helps customers improve the way they create, share, access, define and support their product data. For product developers, this means fast, reliable access to the latest drawings, specifications and engineering changes they need regardless of location or the application used to create them. And for managers, it means accurate, reliable information about work-in-process as well as documentation of the entire product life cycle. Metaphase Series 2 is compatible with client/server environments with distributed design and engineering departments.

Services

The Company provides customers with process automation and implementation services as well as technical applications software support, maintenance and training. Building on its extensive knowledge of mechanical design automation technology and engineering applications and processes, the Company offers a "total solution" by providing process automation and software implementation services for I-DEAS and PDM software. Engineering consulting services assist in the optimization of the customers' product design and in the improvement of the customers' development process. In addition, advanced training and knowledge transfer are provided to customers to enable them to integrate and optimize their MDA and PDM investment. Advanced computer simulation methods and in-depth application expertise are utilized for traditional or highly specialized computer technologies including design audits, product design, troubleshooting and engineering process design.


Technical applications software support and maintenance service provides telephone "hotline" support and software maintenance corrections for licensed products and features. Software enhancement versions are also released during the term of the contract with documentation updates. In addition, other services are provided that enhance and maintain the customer's software investment.

The  Company  provides basic training for each major  software
package.   Advanced  training classes  are  offered  for  selected
applications to support continued growth of customer skills and to increase the productivity of those who utilize SDRC software.

Heterogeneous Environment/Platforms

The Company's software is available on the leading engineering
workstations.   This  hardware platform  independence  allows  the
Company's customers to operate in a heterogeneous environment, selecting and adding software modules for a broad range of
hardware  systems  based  upon  their  unique  requirements.   The
productivity  benefits  of  leading-edge  capabilities,  such   as
unprecedented ease-of-use, team-oriented product development, best-
in-class    design,   performance   simulation   and    integrated
applications, have increased the number of potential users who can
utilize  these  tools.   The  Company believes  its  products  and
services are of great value to companies which must accelerate, improve and streamline design processes in response to increased
competition   while  simultaneously  designing  and  manufacturing
mechanical products in accordance with specific quality  and  cost
criteria.   A  broad  range of industries are potential  users  of
these  tools,  with  the highest concentration  of  users  in  the
automotive,   consumer  and  industrial  electronics,   industrial
machinery and aerospace industries.

Sales Channels

The Company markets its products and services primarily through a worldwide direct sales and support force. The Company employs highly skilled engineers and technically proficient support people capable of serving the sophisticated needs of the customer. The Company also has an established relationship with a distributor in Japan, Information Services International - Dentsu Ltd., which accounted for approximately 12%, 13% and 10% of the Company's consolidated revenues in 1996, 1995 and 1994, respectively. In addition, the Company also utilizes distributors, value-added resellers and other marketing representatives for its marketing efforts.

In certain markets where the Company does not maintain a direct
sales   force,  it  licenses  its  products  through   independent
representatives.   Telemarketing is also used to  complement  both
the direct and indirect marketing channels.

Seasonality

Historically,   the   Company  has  tended   to   realize   a
disproportionate amount of its total revenue in each quarter during the last month of the quarter, and to realize a disproportionate amount of its total annual revenue during the fourth quarter of each year. Future quarterly results could be impacted by factors such as order deferrals, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. Any shortfall in revenue or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The results of operations for the three years ending December 31,1996 are not necessarily indicative of future expectations.

Competition

The market for the Company's software products is highly competitive and the Company expects competitive pressure to increase in the future. To maintain its position of technological leadership, the Company must continually enhance its existing software products and pursue the development and introduction of new products.

The Company competes against products in the CAD/CAM/CAE market including the CATIA products marketed by IBM and Dassault, the UNIGRAPHICS product marketed by EDS, the CADDS product marketed by Computervision Corporation, the I/EMS product marketed by Intergraph Corporation and the Pro/ENGINEER product marketed by Parametric Technology Corporation. In the PDM market, the Company competes against such products as the Optegra product marketed by Computervision Corporation, the Sherpa product marketed by Sherpa Corporation, the IBM Product Manager marketed by IBM and others. The Company's future success will depend in a large part on its ability to further penetrate its installed customer base as well as the installed customer base of its competitors.

The principal competitive factors in the CAD/CAM/CAE and PDM market for software and related services are product functionality, product breadth and integration, product performance, product quality, hardware platform support, ease of product use, price, customer support, technical reputation and size of installed customer base. There can be no assurance that the Company will be successful in developing or marketing new products or that any new products will adequately achieve market acceptance. There can be no assurances that competition will not have a material adverse effect on the Company's results of operations.


The Company's employees are an important component of the SDRC "total solution" approach in providing MDA and PDM software tools and related engineering consulting services to customers. The Company's success will depend in part on its ability to attract and retain employees who are in great demand.

Other Information

Segment and geographic information is included on page 53 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated herein by reference. Revenue from one customer represented 11% of consolidated revenue in 1996.

The Company owns all the standard software products that it licenses with the exception of I-DEAS Drafting(TM), I-DEAS
View Markup(TM), I-DEAS Visualization Laboratory(TM), I-DEAS Assembly Fly Through(TM), I-DEAS Symbols Library(TM), I-DEAS
TMG(TM), I-DEAS Electronic     Systems Cooling(TM), portions of
I-DEAS Sound Quality(TM), the mechanism     analysis portion of
I-DEAS Assembly Set, and a variety of    data  translators  which it
licenses from  third  parties.   Under     these  license
agreements, the Company pays a royalty to the third     parties.

As is customary throughout the software industry, the Company relies both on copyrights and trade secrecy for proprietary protection of its software products. The duration of such protection is considered to be adequate given the constantly changing nature of the business. The Company also utilizes a number of trademarks, both registered and otherwise, with respect to its software products. The proprietary status of its trademarks lasts indefinitely, as long as the trademarks remain in use.

The Company typically ships product within 30 days after acceptance of a customer purchase order and execution of a license agreement. A substantial portion of quarterly shipments tend to be made in the last month of the quarter. The Company does not believe that backlog is indicative of potential revenue for any future period.

Research  and  development expense amounted  to  approximately
$30,719,000,  $24,472,000, and $24,917,000   in  1996,  1995,  and
1994, respectively.

As of December 31, 1996, the Company had 1,604 full-time employees, of whom 371 were engaged in research and development, 1,020 in sales, services support and marketing, and 213 in general management and administration. In addition, the Company employed 33 part-time employees and cooperative students.

Item 2. Properties.

The following table sets forth certain information, as of December 31, 1996, with respect to principal properties in which the Company and its subsidiaries conduct their operations:

                     Space Used
                         In
           Ownership Operations
Location   Or Lease    (Square
                        Feet)    Principal Activities

Cincinnati, Lease      221,000   Corporate Headquarters Office
Ohio       (expires              Facilities, Technical Development
            2011)                Center, and Administration

Cincinnati, Lease       26,000   Sales and Marketing Office
Ohio       (expires              Facilities
            2007)

Dearborn,   Lease       44,000   Technical  Development Center
Michigan   (expires              Support and Training Facilities
            1998)

Minneapolis Lease        28,000  Office Facilities and Technical
Minnesota  (expires              Development Center
            2000)

San Diego,  Lease        25,000  Office Facilities
California (expires
            1999)

Eugene,     Lease        22,000  Office Facilities  and   Technical
Oregon     (expires              Development Center
            1999)

Madison     Lease        16,000  Office Facilities and Test Center
Heights,   (expires
Michigan    1997)

Hitchin,    Lease        15,000  European Headquarters  Office
England    (expires              Facilities
            2017)

Frankfurt,  Lease        19,000  Central Europe Office Facilities
Germany     (expires
            1999)

Paris,      Lease        18,000  Southern Europe Office Facilities
France     (expires
            2002)

Munich,     Lease         7,000 Central Europe Development
Germany    (expires             Facilities
            2001)

Tokyo,      Lease         8,000 Asia-Pacific Office Facilities
Japan      (expires
            1997)

Management of the Company considers the above properties to be adequate and suitable for present purposes, but will continue to evaluate the need for additional facilities to meet the continued growth of the business.



Item 3. Legal Proceedings.

     Securities Litigation and Related Matters

Except for the following matters, SDRC is not a party to any litigation other than ordinary routine litigation incidental to its business. The Company was a defendant in a class action suit alleging violations of certain federal securities laws, captioned In Re: Structural Dynamics Research Corporation Securities Litigation, United States District Court, Southern District of Ohio, Consolidated Master File No. C-1-94-630. In December 1995, the parties to this matter entered into a Memorandum of Understanding for settlement, subject to final Court approval. On March 22, 1996, the Court approved the proposed settlement and a final order was entered. Pursuant to the order, a settlement fund of $37.5 million was established, consisting of $17.6 million cash provided by the Company, $10.0 million in shares of the Company's common stock (to be valued-based on the market price at the time of distribution), and $9.9 million cash provided by the Company's former accountants. The settlement does not constitute an admission of liability on the part of any defendant. The Company's Board of Directors determined that the settlement was in the best interest of the Company and its shareholders in light of the uncertainty of the outcome, the high cost of continued litigation, and the high level of management time and attention continued litigation would have required which could be better spent on the Company's business.

The Company was a party to shareholders' derivative litigation captioned In Re: Structural Dynamics Research Corporation Derivative Litigation, United States District Court, Southern District of Ohio, Consolidated Master File No. C-1-94-650. The Company paid the plaintiffs' counsel fees of approximately $900,000 and $50,000 for their out-of-pocket expenses in full settlement of the matter. The parties' agreement was approved by the United States District Court on July 19, 1996.

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

During 1995 and 1996 SDRC carried $5 million of primary directors and officers liability insurance coverage from the Federal Insurance Company plus "excess liability coverage" from Agricultural Excess and Surplus Insurance Company ("AESIC"), which provides $3 million of such coverage, and from Old Republic Insurance Company ("Old Republic"), which provides an additional $2 million of such coverage. The directors and officers liability insurance, both primary and excess, is potentially available with respect to the Class Action Case and the Derivative Case because certain of SDRC's directors and former officers were personal defendants in those matters. Coverage under the excess policies is dependent upon first exhausting the primary coverage. SDRC has come to an understanding with the primary insurer with respect to its coverage, but the excess carriers have to date denied coverage. On October 11, 1995, SDRC and certain officers and directors named in the Class Action Case and/or the Derivative Case filed a declaratory judgment action against the excess carriers in a case entitled Structural Dynamics Research Corporation, et al. v. Agricultural Excess and Surplus Insurance Company, et al., Clermont County Court of Common Pleas, Case No. 95-CV-9697. The action alleges that neither AESIC nor Old Republic is entitled to rescind its policy or exclude any of the named plaintiffs from coverage with respect to claims in the Class Action Case or the Derivative case. AESIC and Old Republic each responded and have taken the position that they are entitled to rescission and that all claims are excluded under the terms of the policy. While SDRC intends to vigorously pursue this case, there can be no assurance as to its ultimate outcome.

Additional     Executive Officers of the Registrant (at March 11,
     1997).
Item.

   Name             Age  Position

 Albert F. Peter*    54   Chairman and Chief Executive Officer

 Phillip R. Bell     41   Vice President, Marketing

 John A. Mongelluzzo 38   Vice President, Secretary and General
                          Counsel

 Martin A. Neads     48   Vice President and General Manager, SDRC
                          Operations

 Robert M. Nierman   52   Vice President, Metaphase


 Martin D. Schussel  51   Vice President, Product Development


 Bryan M. Valentine  49   Vice President, Human Resources


 Jeffrey J. Vorhold  44   Vice President, Chief Financial Officer
                          and Treasurer

* Member of Board of Directors

Mr. Peter has served as Chief Executive Officer since February, 1995 and Chairman since October, 1996. Prior to that time, Mr.
Peter  had  been serving as SDRC's acting Chief Executive  Officer
since November, 1994.   Mr. Peter was a founder of the Company who
served in various capacities until his election to the office of Vice President, a position he held until his retirement in
December,  1991.   Mr. Peter continues to serve on  the  Company's
Board of Directors, a position he has held since July, 1983.

Mr. Bell has served as Vice President, Marketing since May, 1996 and became a board-elected officer of the Company on May 9, 1996. Prior to accepting his position with the Company, he was employed by NCR for 18 years with the last position as Vice President of Global Sales Programs.

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

Mr. Nierman has served as Vice President, Metaphase since February, 1997. Prior to the acquisition of Metaphase by SDRC, Mr. Nierman was President and CEO of Metaphase Technology, Inc. since 1992. Mr. Nierman's previous experience included a variety of senior executive positions in the sales and marketing organizations of Control Data Corporation.

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


                               PART II.

Item 5.  Market  for Registrant's Common Equity and Related
Shareholder  Matters.

The Company's common stock is listed and traded on the National Association of Securities Dealers, Inc. Automatic Quotation (NASDAQ) National Market System. Additional information, which appears on page 54 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference in this Form 10-K Annual Report.

Item 6. Selected Financial Data.

The  selected financial data for the five years ended December
31,  1996, which appears on page 32 of the Company's Annual Report
to   Shareholders  for  the  year  ended  December  31,  1996,  is incorporated by reference in this Form 10-K Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 33 to 37 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference in this Form 10-K Annual Report.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Report of Independent Accountants appearing on pages 38 to 54 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 6 and 7, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

                               PART III.

The information required by Item 10. "Directors and Executive Officers of the Registrant," Item 11. "Executive Compensation,"
Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Item 13. "Certain Relationships and Related Transactions" is incorporated by reference to the Company's definitive Proxy Statement dated March 25, 1997 which relates to its April 29, 1997 Annual Meeting of Shareholders.

                               PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

a.1.   Financial Statements

The following Consolidated Financial Statements and related notes of Structural Dynamics Research Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in
Item 8. of Part II:

Report of Independent Accountants.
Consolidated Statement of Operations - Years ended December 31, 1996, 1995 and 1994.
Consolidated Balance Sheet - December 31, 1996 and 1995.
Consolidated Statement of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994.
Consolidated Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994.
Notes to Consolidated Financial Statements.


                               PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.  (continued)


a.2. Financial Statement Schedules

The Report of Independent Accountants on the financial statement schedule of Structural Dynamics Research Corporation and subsidiaries appears immediately prior to the Schedule II in this Form 10-K.

The  following  financial  statement  schedule  of  Structural
Dynamics Research Corporation and subsidiaries is included in this
Item 14:
        Schedule
          II          Valuation and qualifying accounts

All other schedules have been omitted because the information either has been shown in the Consolidated Financial Statements or notes thereto, or is not applicable or required under the instructions.

Financial statements of Metaphase Technology, Inc. and Estech Corporation in which the Company owned equity interests of 50% and 30% as of December 31, 1996, respectively, have been omitted because the registrant's proportionate share of the income or losses from continuing operations before income taxes, and total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets.

a.3.    Exhibits:

                  Exhibit                         Reference

3(a)    Amended  Articles  of  Incorporation of
        Registrant, including subsequent updates    Note (f)

3(b)    Amended Code of Regulations of Registrant   Note (a)

4       Shareholder Rights Plan                     Note (b)

10(a)   Structural  Dynamics Research Corporation
        Tax Deferred Capital Accumulation Plan
        dated January 1, 1989                       Note (e)

10(e)   Structural Dynamics Research Corporation
        1991 Employee Stock Option Plan             Note (d)

10(f)   Structural  Dynamics Research Corporation
        1996 Directors' Non-Discretionary Stock
        Option Plan                                 Note (i)

  10(g) Joint Venture Agreement between Structural
        Dynamics Research  Corporation  and  Nissan
        Motor Co., Ltd.                             Note (c)

  10(i) Lease agreement (including amendments #1
        and #2) between Park   50   Development
        Company  Limited Partnership and
        Structural Dynamics Research Corporation    Note (e)

  10(l) Structural  Dynamics Research Corporation
        1994 Long-Term Stock Incentive Plan         Note (h)

  10(m) Agreement   of   Merger   and   Plan   of
        Reorganization                              Note (g)

  11 Statement regarding computation of per share earnings

  13    Portions   of   the  Annual   Report   to
        Shareholders   incorporated   herein   by
        reference

  21    Subsidiaries of the Registrant

  23    Consent of Independent Accountants

  27    Financial Data Schedule



NOTE REFERENCE:

(a) Incorporated by reference to the Company's Registration Statement No. 33-16541, which was originally filed on August 17, 1987 and became effective on September 29, 1987. Amendments incorporated by reference to the Company's definitive Proxy Statement dated March 26, 1996.

(b) Incorporated by reference to the Company's  report  on  Form
8-K filed on  August 3, 1988.

(c)Incorporated by reference to the Company's  report  on  Form
10-Q dated May 12, 1989.

(d)Incorporated by reference to the Company's definitive  Proxy
Statement dated March 11, 1991.

(e) Incorporated by reference to an exhibit filed in the Company's Annual Report on Form 10-K for the year ended
December 31, 1990.

(f) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 as originally filed on March 11, 1994.

(g) Incorporated  by  reference to  the  Company's  Registration
Statement on Form S-4 effective on May 28, 1996 pertaining to the acquisition of Camax Manufacturing Technologies, Inc.

(h) Incorporated by reference to the Company's definitive  Proxy
Statement dated March 16, 1994. Amendment to the plan is incorporated by reference to the Company's definitive Proxy
Statement dated March 26, 1996.

(i) Incorporated by reference to the Company's definitive  Proxy
Statement dated March 26, 1996.

b.   Reports on Form 8-K
        None

c.   Exhibits as required by Item 601 of Regulation S-K
        None



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        STRUCTURAL DYNAMICS RESEARCH CORPORATION



March 21, 1997              By   /s/Jeffrey J. Vorholt
(Date)                          Jeffrey J. Vorholt,
                               Vice President, Chief Financial
                               Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Albert F. Peter              /s/John E. McDowell
Albert F. Peter                 John E. McDowell
Chairman and Chief Executive    Director
Officer
(Principal Executive Officer)

March 21, 1997                  March 19, 1997
(Date)                          (Date)

/s/Jeffrey J. Vorholt           /s/James W. Nethercott
Jeffrey J. Vorholt              James W. Nethercott
Vice President,                 Director
Chief Financial Officer and
Treasurer                       March 21, 1997
(Principal Financial and        (Date)
Accounting Officer)

March 21, 1997
(Date)

/s/William P. Conlin            /s/ Arthur B. Sims
William P. Conlin               Arthur B. Sims
Director                        Director

March 19, 1997                   March 24, 1997
(Date)

/s/Bannus B. Hudson                      /s/Gilbert R. Whitaker, Jr.
Bannus B. Hudson                        Gilbert R. Whitaker, Jr.
Director                                Director

March 18, 1997                          March 21, 1997


             Report of Independent Accountants





To the Board of Directors
of Structural Dynamics Research Corporation


Our audits of the consolidated financial statements referred to in our report dated January 24, 1997 appearing on page 38 of the 1996 Annual Report to Shareholders of Structural Dynamics Research Corporation (which report and consolidated financial statements are
incorporated by reference  in this Annual Report on        Form
10-K) also included  an audit of the Financial Statement Schedule
listed in Item 14 (a) of this Form  10-K.   In our opinion, the
Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ Price Waterhouse LLP

Price Waterhouse LLP

Cincinnati, Ohio
January 24, 1997

                                                       SCHEDULE II


       STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS
             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                            (in thousands)





                     Balance at     Charged                Balance
                     Beginning of  (Credited) Deductions/  at End
     Description     Period         to Income (Recoveries) of Period

Accounts Receivable:

Year ended December
 31, 1994               $2,451          520        (129)      $3,100

Year ended December
  31, 1995              $3,100         (273)        307       $2,520

Year ended December
  31, 1996              $2,520        2,689       1,928       $3,281
