Form 10-Q
period 1997-03-01
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1997-05-14
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1997

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

              Yes [X]                       No [  ]

As  of  April  30,  1997  there were  33,040,914  shares  of  the
Registrant's   Common  Stock  without  par   value   issued   and
outstanding.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)
                                         Three Months Ended
                                              March 31,
                                       1997             1996
Revenue:
 Software licenses                    $ 41,158         $33,708
 Software maintenance and services      39,706          31,341

        Total revenue                   80,864          65,049

Cost of revenue:
 Cost of licenses                        6,908           6,636
 Cost of maintenance and services       23,131          12,501

        Total cost of revenue           30,039          19,137

Gross profit                            50,825          45,912

Operating expenses:
 Selling and marketing                  24,156          26,402
 Research and development               11,538           7,855
    General and administrative           4,187           4,346
    Purchased in-process research       20,850            ---
and development
        Total operating expenses        60,731          38,603


        Operating income (loss)         (9,906)          7,309


Equity in earnings of affiliates          ---              995

Other income (loss), net                   528            (159)
Income (loss) before income taxes       (9,378)          8,145

Income tax expense                       3,022           1,789
        Net income (loss)             $(12,400)        $ 6,356


Earnings (loss) per share:
        Primary:                      $   (.37)        $   .18
        Fully diluted                     (.37)            .18

Common and common equivalent shares:
        Primary                          33,361         34,646
        Fully diluted                    33,361         34,893


See accompanying notes to consolidated financial statements.







    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

                         (in thousands)


                                      March 31,     December 31,
                                          1997          1996
Assets                                (unaudited)
Current assets:
 Cash and cash equivalents             $ 47,107      $ 71,278
 Marketable securities                   23,269        18,502
 Trade accounts receivable, net          71,787        61,743
 Other accounts receivable               12,845         7,464
 Prepaid expenses and other current       9,574         7,918
   assets
        Total current assets            164,582       166,905

Marketable securities                     6,502        10,509

Property and equipment, at cost:
 Computer and other equipment            53,049        49,376
 Office furniture and equipment          14,955        14,535
 Leasehold improvements                   5,798         5,695
                                         73,802        69,606

 Less accumulated depreciation and       51,627        48,661
amortization
        Net property and equipment       22,175        20,945

Computer software construction           34,798        28,614
costs, net
Other assets                             10,458        11,106

        Total assets                   $238,515      $238,079


See accompanying notes to consolidated financial statements.



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

              (in thousands, except per share data)
                                       March 31,     December 31,
                                         1997          1996
Liabilities and Shareholders' Equity  (unaudited)
Current liabilities:
 Accounts payable                      $ 12,663     $  9,695
 Accrued expenses                        35,096       36,045
 Accrued litigation settlement and       10,104       10,104
related costs
 Accrued income taxes                     9,091        8,082
 Deferred revenue                        42,575       36,460

        Total current liabilities       109,529      100,386

Other long-term liabilities               8,111        8,394

Shareholders' equity:
Common stock, stated value $.0069
 per share
 Authorized 100,000 shares;
 outstanding shares-
 33,002 and 32,760 net of 1,553
 and 1,542 shares in treasury               229          228
 Capital in excess of stated value       92,877       87,292
 Retained earnings                       29,110       41,510
 Foreign currency translation            (1,237)         298
  adjustment
 Unrealized holding loss on                (104)         (29)
  investments
        Total shareholders' equity      120,875      129,299



        Total liabilities and          $238,515     $238,079
         shareholders' equity



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)
                         (in thousands)


                                            Three Months Ended
                                                March 31,

                                          1997            1996
Net cash provided by operating           $ 11,354        $ 1,753
activities

Cash flows from investing activities:
   (Purchases) sales of marketable           (835)         1,714
     securities, net
   Additions to property and equipment,    (3,326)        (3,624)
    net
   Additions to computer software          (3,865)        (1,255)
     construction costs
   Acquisition of Metaphase               (28,050)           ---
    Technology, Inc.
   Net cash (used in) investing           (36,076)        (3,165)
   activities

Cash flows from financing activities:
   Stock issued under employee benefit      2,894          9,295
     plans
   Purchases of treasury stock               (808)        (1,713)

         Repayment of long term debt         ---            (132)
         Net cash provided by financing     2,086          7,450
           activities
Effect of exchange rate changes on cash    (1,535)            12

(Decrease) increase in cash and cash      (24,171)         6,050
equivalents
Cash and cash equivalents:
   Beginning of period                     71,278         61,848

   End of period                         $ 47,107        $67,898


See accompanying notes to consolidated financial statements.



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                           (Unaudited)
              (in thousands except per share data)


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

(2)  Acquisition of Metaphase Technology, Inc.

In 1992 the Company and Control Data Systems, Inc. (CDSI) established a joint venture company, Metaphase Technology, Inc., (Metaphase), to develop and market product data management (PDM) software worldwide. The Company initially owned a 35% interest and increased such interest to 50% during 1993. The Company's investment in Metaphase was accounted for on the equity basis.

In January 1997, the Company acquired the remaining stock of Metaphase and certain assets of CDSI's global PDM software sales and support business. The purchase price of approximately $34,000 included cash and a stock warrant. The warrant is exercisable for 750 shares of the Company's common stock without par value at the exercise price of $28 per share and expires on December 31, 1998. A value of $3,500 has been assigned to the warrant and recorded in Shareholders' equity. The excess of purchase price over the fair values of the net assets acquired is approximately $2,307 and has been recorded as goodwill. Certain other intangibles, including computer software construction cost, total approximately $8,555 and have been recorded on the balance sheet. All intangibles associated with the acquisition are being amortized over their useful lives, which do not exceed seven years. Also in connection with the acquisition, the Company recorded a one-time charge to operations of $20,850 for the write off of in-process research and development acquired in the transaction that did not have an alternative future use and had not reached technological feasibility. The acquisition was accounted for using the purchase method. The Company's consolidated statement of operations includes the operating results of Metaphase and the CDSI assets acquired, beginning January 1, 1997.

(3)  Taxes

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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.
(in thousands)

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

Acquisition of Metaphase Technology, Inc.

In January 1997, the Company acquired the remaining stock of Metaphase Technology, Inc., (Metaphase), and certain assets of Control Data Systems, Inc.'s (CDSI) global PDM software sales and
support  business.   The purchase price of approximately  $34,000
includes cash and a stock warrant. The acquisition was accounted for as a purchase. During the three months ended March 31, 1997 the Company recorded a one-time charge of $20,850 to write off in-process research and development acquired in the acquisition that did not have an alternative future use and had not reached technological feasibility.

Revenue

The  Company's consolidated net revenue increased 24% to  $80,864 for the three months ended March 31, 1997, as compared to $65,049 for the three months ended March 31, 1996.

Software license revenue increased 22% to $41,158 for the three months ended March 31, 1997 as compared to $33,708 for the three months ended March 31, 1996. Further acceptance of the
I-DEAS Master Series product enhancements and increased demand for Metaphase Series 2, particularly from the automotive industry, were the key factors in strong license growth. PDM license revenue grew 72% on the strength of a large order from a major automotive customer.

Software maintenance and services revenue increased 27% to $39,706 for the three months ended March 31, 1997 as compared to $31,341 for the three months ended March 31, 1996. Software services revenue continues to grow due to the overall increases in I-DEAS Master Series and Metaphase Series 2 implementation projects, generated from strong license sales of these products. Additionally, software services revenue growth was positively impacted by revenue generated from a large contract with one of the Company's major automotive customers.

For the three month periods ended March 31, 1997 and 1996, revenue in North America accounted for 52% and 47%, Europe 27% and 18%, and Asia-Pacific 21% and 25%, respectively, of consolidated revenues. The Company expects the international market to continue to account for a significant portion of total revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 57% to $30,039 for the three months ended March 31, 1997 as compared to $19,137 for the three months ended March 31, 1996. Cost of revenue represented 37% of revenue for the three months ended March 31, 1997, as compared to 29% for the comparable 1996 period.

The cost of licenses as a percentage of license revenue declined to 17% for the three months ended March 31, 1997, compared to 20% for the same period of 1996. The decline in the cost of licenses, relative to license sales, occurred because the Company no longer has royalty payments to Metaphase, due to the Company's acquisition of that software developer. The cost of services and maintenance for the three months ended March 31, 1997, as a percentage of the related revenue, increased to 58%, compared to 40% for the same period of 1996. Relative to the associated sales, cost of services and maintenance increased due to the hiring, training and integration cost of expanding the workforce to meet the growing demand for software implementation and training services. Additionally, for the three months ended March 31, 1997, cost of services and maintenance included expenses to support, at lower margins, service commitments transferred to the Company as a result of purchasing certain assets of CDSI in connection with the Metaphase acquisition. These service operations are being combined with the Company and the existing commitments will be restructured as they expire.

Selling and marketing expenses consist of the costs associated with the world-wide sales and marketing staff, advertising and product localization. These expenses decreased 9% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Selling and marketing expenses represented 30% of revenue for the three months ended March 31, 1997 as compared to 41% for the comparable 1996 period. While the Company expanded its sales force and marketing efforts since March 31, 1996, the net decrease in selling and marketing expense resulted from certain charges which occurred during the three months ended March 31, 1996 but which did not recur for the same period of 1997. These non recurring charges included significant expenses for a corporate advertising campaign, bad debt expense and certain commission programs. Also, cost efficiencies were gained over the prior year period by integrating Camax Manufacturing Technologies, Inc.'s sales and marketing resources with the Company's.

Research and development expenses consist of expenses for the development of software products which cannot be capitalized in accordance with Statement of Financial Accounting Standards No. 86. These expenses increased 47% to $11,538 for the three months ended March 31, 1997 as compared to $7,855 for the three months ended March 31, 1996. Research and development expenses represent 14% and 12% of revenue for the three months ended March 31, 1997 and 1996, respectively. The increase was due primarily to the addition of development staff from the acquisition of Metaphase in January 1997. Research and development cost excluded capitalized, internal software cost of $3,326 for the three months ended March 31, 1997, compared to $1,255 for the same period last year. The increase in capitalized cost reflected a higher level of development staff since March 31, 1996 and different timing of new product releases compared to the prior year. The Company expects to continue to devote substantial resources to research and development.

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and administrative staffs. These expenses decreased 4 % to $4,187 for the three months ended March 31, 1997 as compared to $4,346 for the three months ended March 31, 1996. General and administrative expenses represent 5% of revenue for the three
months  ended        March 31, 1997 and 7%  for the three  months
ended March 31, 1996. The decrease in general and administrative expenses was due to lower legal and accounting fees, which were associated with the acquisition of Camax Manufacturing Technologies, Inc. and the settlement of a lawsuit in 1996.

Equity in Losses of Affiliates

For  the  three  month  period ended March 31,  1996,  equity  in
earnings  of  affiliates  represented  the  Company's  share   of
operating results of its joint venture investee, Metaphase. Since the Company's acquisition of Metaphase in January, 1997, the operating results of Metaphase are consolidated in the Company's statement of operations.

Other Income

For the three months ended March 31, 1997, other income (loss) includes interest income of approximately $900 and foreign exchange losses of approximately $400. For the three month period ended March 31, 1996, other income (loss) includes a charge of approximately $950 for the settlement of a lawsuit.

Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors cause the effective tax rate to differ from the expected statutory rate.

Liquidity and Capital Resources

At March 31, 1997, the Company had cash and investments of $76,878 as compared to $100,289 at December 31, 1996. The decrease in cash and investments from December 31, 1996 is due primarily to the use of cash in the acquisition of Metaphase and certain assets of CDSI. The Company's working capital was $55,053 at March 31, 1997. In addition, the Company has an unused unsecured bank line of credit of $15,000. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.

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

Future quarterly results could be impacted by factors such as customer order delays, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. The loss of a major customer or a reduction in orders from a major customer or distributor could have a significant impact to the results of operations in any particular quarter. Historically, a significant portion of the Company's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the second and fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. If customers delay their orders or a disruption in the Company's distribution occurs, quarterly results of operations in any particular quarter may be negatively impacted. A significant portion of the Company's revenue is from the international market. As a result, the Company's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business. The Company relies on distributors, representatives and value added resellers to market its products. The Company's revenue in any particular quarter may be negatively impacted by a lower than anticipated performance of any significant distributor, representative or value added reseller.

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

Future results could also be impacted by the integration of the Company and Metaphase. In addition, the Company is in the process of upgrading its world-wide information management system. Such a major undertaking could cause significant disruption as a result of unexpected delays in the implementation of this project. There can be no assurance that the project will be completed within the projected time frame and budget.

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

While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

 (B) No report on Form 8-K was filed during the first quarter of 1997.

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


                         STRUCTURAL DYNAMICS RESEARCH CORPORATION




Date:  May 13, 1997           By: /s/ Jeffrey J. Vorholt
                                Jeffrey J. Vorholt,
                                Vice President,
                                Chief Financial Officer and
                                Treasurer



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


                                                    EXHIBIT 11(a)



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
     Calculation of Primary Earnings (Loss) Per Common Share

              (in thousands, except per share data)




                                Three Months Ended March 31,
                                      1997             1996
PRIMARY

 Average shares outstanding           33,361            31,982

Net  effect  of  dilutive  stock
options after
application  of  the  treasury
stock method                             ---             2,664
       Total                        $ 33,361            34,646

       Net income (loss)            $(12,400)            6,356

       Net income (loss) per share  $   (.37)            $ .18




                                                    Exhibit 11(b)



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
  Calculation of Fully Diluted Earnings (Loss) Per Common Share

              (in thousands, except per share data)


                                   Three Months Ended March
                                               31,
                                      1997             1996
FULLY DILUTED

 Average shares outstanding
                                    33,361            31,982

Net  effect  of  dilutive  stock
options after
application  of  the  treasury
stock method                           ---             2,911
       Total                       $33,361            34,893

       Net income (loss)           $12,400)          $ 6,356


       Net income (loss) per share $  (.37)          $ .18