Form 10-Q
period 1997-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1997-08-13
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997

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

              Yes [X]                       No [  ]

  As of July 31, 1997, there were 33,483,661 shares of the Registrant's Common Stock without par value issued and outstanding.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)

                                Three Months          Six Months
                               Ended June 30,       Ended June 30,
                              1997     1996         1997     1996
Revenue:
 Software licenses           $ 42,237   $36,119  $ 83,395  $ 69,827
 Software maintenance and
  services                     46,441    30,550    86,147    61,891
                              -------    ------   -------   -------
       Total revenue           88,678    66,669   169,542   131,718
                              -------    ------   -------   -------
Cost of revenue:
 Cost of licenses               8,329     6,117    15,237    12,753
 Cost of maintenance and
  services                     24,339    14,986    47,470    27,487
                              -------    ------   -------   -------
 Total cost of
  revenue                      32,668    21,103    62,707    40,240
                              -------    ------   --------  -------
Gross profit                   56,010    45,566   106,835    91,478

Operating expenses:
 Selling and marketing         25,555    25,887    49,711    52,289
 Research and development      13,877     6,426    25,415    14,281
 General and
  administrative                4,877     3,929     9,064     8,275
 Purchased in-process
   research and
   development                      -         -    20,850         -
                                ------   ------    -------    -------
      Total operating
      expenses                 44,309    36,242   105,040    74,845
                               ------    ------   -------    ------
      Operating income         11,701     9,324     1,795    16,633


Equity in earnings (losses)
 of affiliates                     80      (454)       80       541
Acquisition costs                   -    (1,102)        -    (1,102)
Other income, net               1,029       867     1,557       708
                               ------    ------   -------    ------
Income before income taxes     12,810     8,635     3,432    16,780

Income tax expense              2,932     2,028     5,954     3,817
                               ------    ------    -------   ------
      Net income (loss)      $  9,878   $ 6,607  $ (2,522) $ 12,963
                              =======    =======  =======    ======
Earnings (loss) per share:
        Primary              $    .28   $   .19  $   (.08) $    .37
        Fully diluted             .28       .19      (.08)      .37

Common and common
equivalent shares:
        Primary                35,010    35,189    33,488    34,850
        Fully diluted          35,361    35,189    33,488    34,850

See accompanying notes to consolidated financial statements.



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

                         (in thousands)


                                        June 30,      December 31,
                                          1997          1996
Assets                                (unaudited)

Current assets:
 Cash and cash equivalents             $ 80,816     $ 71,278
 Marketable securities                   17,224       18,502
 Trade accounts receivable, net          66,284       61,743
 Other accounts receivable               13,913        7,464
 Prepaid expenses                         9,802        7,918
                                        -------      -------
        Total current assets            188,039      166,905
                                        -------      -------
Marketable securities                     8,883       10,509

Property and equipment, at cost:
 Computer and other equipment            54,719       49,376
 Office furniture and equipment          16,295       14,535
 Leasehold improvements                   6,445        5,695
                                         ------       ------
                                         77,459       69,606

 Less accumulated depreciation and
  amortization                           53,707       48,661
                                         ------      -------
        Net property and equipment       23,752       20,945


Computer software construction
 costs, net                              31,524       28,614
Other assets                             10,318       11,106
                                         ------      -------
               Total assets            $262,516     $238,079
                                        =======      =======

See accompanying notes to consolidated financial statements.


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

              (in thousands, except per share data)


                                         June 30,      December 31,
                                           1997          1996
Liabilities and Shareholders' Equity  (unaudited)
Current liabilities:
 Accounts payable                       $ 13,311     $  9,695
 Accrued expenses                         41,314       36,045
 Accrued litigation settlement and
  related costs                           10,104       10,104
 Accrued income taxes                      8,557        8,082
 Deferred revenues                        46,845       36,460
                                         -------      -------
        Total current liabilities        120,131      100,386

Other long-term liabilities                7,679        8,394

Shareholders' equity:
 Common stock, stated value $.0069 per
 share Authorized 100,000 shares;
 outstanding shares -
 33,370 and 32,760 net of 1,534 and
 1,542 shares in treasury                    231          228
 Capital in excess of stated value        96,942       87,292
 Retained earnings                        38,988       41,510
 Foreign currency translation
   adjustment                             (1,405)         298
 Unrealized holding loss on
  investments                                (50)         (29)
                                         -------      --------
     Total shareholders' equity          134,706      129,299
                                         -------      --------
     Total liabilities and
      shareholders' equity              $262,516     $238,079
                                         =======      ========



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)


                                      Six Months Ended June 30,
                                         1997           1996
Net cash provided by operating
  activities                            $ 42,513     $ 16,297

Cash flows from investing activities:
  Sales, (purchases) of marketable
    securities, net                        2,883       (9,530)
   Additions to property and equipment,
    net                                   (7,116)      (6,772)
   Additions to computer software
     construction costs                   (4,508)      (3,709)
   Acquisition of Metaphase
     Technology, Inc.                    (28,050)           -
                                       ----------     --------
   Net cash used in investing
     activities                          (36,791)     (20,011)
                                        ---------    ----------
Cash flows from financing activities:
   Stock issued under employee benefit
     plans                                 6,676       13,406
   Purchases of treasury stock            (1,157)      (2,469)
   Repayment of long term debt                 -       (1,648)
                                        ---------     --------
      Net cash provided by financing
         activities                        5,519        9,289
                                        ---------     ---------
Effect of exchange rate changes on cash   (1,703)        (174)
                                        ---------     ---------
Increase in cash and cash equivalents      9,538        5,401

Cash and cash equivalents:
   Beginning of period                    71,278       61,848
                                        --------      ---------
   End of period                        $ 80,816     $ 67,249
                                        ========      =========

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

(2)  Acquisition of Metaphase Technology, Inc.

In 1992, the Company and Control Data Systems, Inc. (CDSI) established a joint venture company, Metaphase Technology, Inc., (Metaphase), to develop and market product data management (PDM) software worldwide. The Company initially owned a 35% interest and
increased such interest to  50%  during  1993.   The  Company's
investment  in  Metaphase  was accounted for on the equity basis.

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


(4)  New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128
(SFAS  128), "Earnings   per   Share"  which  establishes  new
methods   for   the computation, presentation and disclosure of
earnings per share.   SFAS 128  will be effective for financial
statements of annual and interim periods ending after December 15, 1997. Had SFAS 128 been used for the periods presented, there would have been no material effect on the reported earnings per share.

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

Revenue

The Company's consolidated net revenue increased 29% to $169,542 for the six months ended June 30, 1997, compared to $131,718 for the six months ended June 30, 1996. Quarterly revenue increased 33% to $88,678 for the three months ended June 30, 1997, compared to $66,669 for the three months ended June 30, 1996.

Software license revenue increased 19% to $83,395 for the six months ended June 30, 1997, compared to $69,827 for the six months ended June 30, 1996. Quarterly software license revenue increased 17% to $42,237 for the three months ended June 30, 1996 compared to $36,119 for the three months ended June 30, 1996. Software license revenue growth from CAD/CAM/CAE and PDM products was 10% and 108%, respectively, for the three months ended June 30, 1997 and 11% and 83%, respectively, for the six months ended June 30,
1997 compared to the corresponding periods  in  1996.   The growth
was lead by sales to major  automotive customers  and  increased PDM
product sales related to  the  Metaphase acquisition.   Software
license revenues increased as a result of continued product development and


Revenue (continued)

customer  acceptance  of  software enhancements.   During  the
second quarter   of  1997,  the  Company's  ongoing  investment  in
 product development resulted in the releases of I-DEAS Master Series 5, the latest version of the Company's principal CAD/CAM/CAE software, and Metaphase 2.3, the latest version of its PDM software. Master Series 5 has improved performance and new
capabilities for product  design analysis.   It  offers  integration
with  the  Company's   suite   of manufacturing and machining
software. Metaphase 2.3 has new features to further support concurrent product development processes, including web based product data management.

Software maintenance and services revenue increased 39% to $86,147 for the six months ended June 30, 1997, compared to $61,891 for the six months ended June 30, 1996. Quarterly software service revenue increased 52% to $46,441 for the three months ended June 30, 1997, compared to $30,550 for the three months
ended June 30, 1996.   Growth in  maintenance  revenue  was due to
the increase in the Company's installed customer base and the Company's continued efforts, through product development and marketing, to obtain maintenance contract renewals from its
customers.   Software services revenue continued  to grow due to
increased work on implementation and related projects for I-DEAS and Metaphase license customers, including a large contract with a major automotive customer.

For the three and six month periods ended June 30, 1997 and 1996, revenue in North America accounted for 49% and 53%, Europe 28% and Asia-Pacific 23% and 19%, respectively, of consolidated revenues. The Company expects the international market to continue to account for a significant portion of total revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 56% to $62,707 for the six months ended June 30, 1997, compared to $40,240 for the six months ended June 30, 1996. Quarterly cost of revenue increased 55% to $32,668 for the three months ended June 30, 1997, compared to $21,103 for the three months ended June 30, 1996. Cost of revenue represented 37% of revenue for the three and six months ended June 30, 1997, compared to 32% and 31% and for the corresponding 1996 periods.

The cost of licenses represented 20% and 18% of license revenue for the three and six months ended June 30, 1997, compared to 17% and 18% of license revenue for the corresponding 1996 periods. Quarterly, the increased cost of licenses, relative to license sales, is due primarily to increased software amortization from the recent release of I-DEAS Master Series 5. The cost of services and maintenance represented 52% and 55% of the associated revenue for the three and six months ended June 30, 1997, compared to 49% and 45% for the corresponding 1996 periods. Relative to the associated sales, cost of services and maintenance increased due to the hiring, training and integration cost associated with expanding the workforce to meet the growing demand for software implementation, training services and post license sales support. Also, the cost of services and maintenance for the 1997 periods included expenses to support, at lower margins, service commitments transferred to the company as a result of purchasing certain assets of CDSI in connection with
the  Metaphase acquisition.   These service operations are being
combined with the company and the existing commitments will be restructured as they expire.

Expenses (continued)

Selling and marketing expenses consist of the costs associated with the world-wide sales and marketing staff, advertising and product localization. Selling and marketing expenses decreased 1% and 5% for the three and six months ended June 30, 1997 from
the corresponding 1996  periods.   Selling  and marketing expenses
represented 29% of revenue for the three and six months ended June 30, 1997 compared to 39% and 40% for the corresponding periods in 1996. While the Company expanded its sales force and marketing efforts since June 30, 1996, the net decrease in selling and marketing expense resulted from certain non-recurring charges during the six months ended June 30, 1996.
 Those  charges included significant expense  for  a  corporate
advertising   campaign,  bad  debt  expense  and  special
commission programs.   In  1997,  the Company allocated less
facility costs to selling and marketing expenses and more to services and maintenance expenses due to the additional growth of
the services and maintenance workforce.   Through  the  remainder
of 1997, the Company expects continued increases in the number of sales people.

Research and development expenses consist primarily of salaries, benefits, computer equipment costs and facilities associated with the product development staff. It excludes costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses increased to $13,877 and $25,415 for the three and six month periods ended June 30, 1997, from $6,426, and $14,281 for the
corresponding  periods  in  1996.   These  expenses increased to 16%
and 15% of total revenue for the three and six  month periods ending June 30, 1997, from 10% and 11% of total revenue for the same periods in 1996. The increases were due to additions in the development staff from the Metaphase acquisition, as well as, staff increments for I-DEAS product development. Research and development expenses excluded capitalized internal software costs of $4,508 for the six months ended June 30, 1997 compared to $3,709 for the corresponding period in 1996. The increase in capitalized cost reflected the higher level of development
staff  and  a   timing difference  of new product releases compared
to the prior  year.   The Company expects to continue to devote a
substantial level of resources to product development.

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and
administrative staffs.   These expenses increased  10% to $9,064 for
the six months ended June 30, 1997, compared to $8,275 for the six months ended June 30, 1996. Quarterly general and administrative expenses increased 24% to $4,877 for the three months ended June
30, 1997,   compared  to $3,929  for  the  three  months ended  June
30,  1996.   General  and administrative expenses represent 5% of
revenue for the three and six months ended June 30, 1997 and 6% for the three and six months ended June 30, 1996. The increase in general and administrative expenses was primarily due to recruiting and relocation cost associated with changes in the
Company's executive management during the three  months ended   June
30,  1997  and  increases  in  performance  compensation accruals.

Equity in Earnings of Affiliates

For the six months ended June 30, 1997, equity in earnings represented the Company's share of operating results of its joint venture, ESTECH. For the six month period ended June 30, 1996, equity in earnings of affiliates represented the Company's share of operating results of its joint venture investee, Metaphase. Since the Company's acquisition of Metaphase in January, 1997, the operating results of Metaphase are consolidated in the Company's statement of operations.


Acquisition Cost

In   June  1996,  the  Company  completed  the  acquisition  of
Camax Manufacturing Technologies, Inc., (Camax), which was accounted for as a pooling of interests wherein all historical financial information was restated to include the results of Camax for all periods presented. Charges of $1,102 related to the acquisition were recorded in the second quarter 1996 results.

Other Income, net

Other income, net, consists principally of interest income and foreign currency losses. For the six months ended June 30, 1997, other income includes interest income of approximately $2,020 and foreign exchange losses of approximately $460. The net increase for the six month period ended June 30, 1997, compared to 1996, is due to a charge of approximately $950 for the settlement of a lawsuit in 1996.

Taxes

The  provision  for  income  taxes reflects taxes  currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to
their  ultimate realization.   These factors cause the effective tax
rate  to  differ from the expected statutory rate.

Liquidity and Capital Resources

At June 30, 1997, the Company had cash and investments of $106,923 as compared to $100,289 at December 31, 1996. During the first six months of 1997, the Company generated net cash from operating activities of $42,513; realized cash proceeds of
$6,676 from the issuance of stock; and received $2,883 from the sale of securities. The cash generated was partially offset by cash paid for the Metaphase acquisition ($28,050); payments for equipment purchases ($7,116); computer software construction ($4,508); and the purchase of treasury stock for employee benefit plans ($1,157) since December 31, 1996. At June 30, 1997, the
Company's  working  capital  was  $67,908.   In addition, the
Company has an unused, unsecured bank line of credit of $15,000. The Company has no current commitments for material capital
expenditures.    These  existing  sources  of  liquidity   and
funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs
 for   the foreseeable future.

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

Future quarterly results could be impacted by factors such as
customer order   delays,  a  slower  growth  rate  in  the  market,
 increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. The loss of a major customer or a reduction in orders from a major customer or distributor could have a significant impact to the results of operations in any particular quarter. Historically, a significant portion of the Company's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the second and fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. If customers delay their orders or a disruption in the Company's distribution occurs, quarterly results of operations in any particular quarter may be negatively impacted. The Company


Factors That May Affect Future Results (continued)

usually ships the software license orders within one to two weeks after receipt of a customer order. Typically, orders exist at the end of a quarter which have not been shipped. The value of such
orders is not   indicative  of  revenue  results  for  any  future
period.    A significant   portion   of  the  Company's  revenue
is   from   the international  market.  As a result, the Company's
financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company
does  business.   The Company relies on distributors,
representatives and  value  added  resellers to market its
products.   The  Company's revenue  in  any particular quarter may
be negatively impacted by a lower than anticipated performance of any significant distributor, representative or value added reseller.

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



                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

At the April 29, 1997 Annual Meeting of Shareholders, the Company's shareholders voted to:

     -     Elect  three  Class II directors to serve  until  the
1999 Annual  Meeting.   Out of a total 32,906,924 shares  eligible
to vote  for  the appointment, 29,379,867; 29,690,015 and 29,628,158 voted in favor of the three nominees, respectively, 0 voted against and 548,346; 238,198 and 300,055 withheld, respectively, with no broker non-votes.

     -     Amend  the  Company's Amended Articles of Incorporation
to permit   certain  internal  reorganizations  without  shareholder
approval. Out of a total 32,906,924 shares eligible to vote for the amendment, 24,219,073 voted in favor, 897,361 voted against and 138,451 abstained with no broker non-votes.

     -    Ratify  the  appointment of Price  Waterhouse  LLP  as
the independent  auditors of the Company for 1997.  Out  of  a
total 32,906,924   shares  eligible  to  vote  for  the
ratification, 29,828,163 voted in favor, 32,613 voted against and 67,437 abstained with no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.

 (A) Exhibits filed as part of this report:

     11(a)   Calculation of Primary Earnings Per Common Share

     11(b)   Calculation of Fully Diluted Earnings Per Common Share

 (B) No report on Form 8-K was filed during the second quarter of 1997.

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


                                STRUCTURAL DYNAMICS RESEARCH
                                CORPORATION




Date:  August 11, 1997          By: /s/ Jeffrey J. Vorholt
                                  Jeffrey J. Vorholt,
                                  Vice President,
                                  Chief Financial Officer and
                                  Treasurer



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