Form 10-Q
period 1997-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1997-11-13
CIK 820235

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-Q

                      (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997

                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

              Yes [X]                       No [  ]

     As of October 31, 1997, there were 33,772,760 shares of the Registrant's Common Stock without par value issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                                         Consolidated Statement of Operations
                                                        (Unaudited)
                                             (in thousands, except per share data)

                                                      Three Months             Nine Months
                                                  Ended September 30,      Ended September 30,
                                                  1997         1996        1997          1996
Revenue:
 Software licenses                                $40,429    $38,675      $123,824     $108,502
 Software maintenance and services                 46,309     33,102       132,456       94,993
        Total revenue                              86,738     71,777       256,280      203,495


Cost of revenue:
 Cost of licenses                                   7,758      6,560        22,995       19,313
 Cost of maintenance and services                  25,047     15,815        72,517       43,302
       Total cost of revenue                       32,805     22,375        95,512       62,615
Gross profit                                       53,933     49,402        60,768      140,880

Operating expenses:
 Selling and marketing                             25,355     27,565        75,066       79,854
 Research and development                          10,797      8,514        36,212       22,795
 General and administrative                         3,835      3,787        12,899       12,062
 Purchased in-process
  research and development                              -          -        20,850            -
        Total operating expenses                   39,987     39,866       145,027      114,711

        Operating income                           13,946      9,536        15,741       26,169

Equity in earnings (losses) of affiliates               -       (630)           80          (89)
Acquisition costs                                       -          -             -       (1,102)
Other income, net                                   1,197      1,309         2,754        2,017
Income before income taxes                         15,143     10,215        18,575       26,995

Income tax expense                                  3,412     1,836          9,366        5,643
         Net income                               $11,731    $8,379       $  9,209     $ 21,342

Earnings per share:
        Primary                                   $   .33    $  .24       $    .26     $    .61
        Fully diluted                                 .33       .24            .26          .61

Common and common equivalent shares:
        Primary                                    35,678    34,706         35,029       34,760
        Fully diluted                              35,678    34,948         35,029       34,760

See accompanying notes to consolidated financial statements.

                             STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                                              Consolidated Balance Sheet

                                                     (in thousands)

                                                              September 30,   December 31,
                                                                    1997          1996
                                                               (unaudited)
    Assets
    Current assets:
        Cash and cash equivalents                              $ 85,642       $ 71,278
        Marketable securities                                    17,826         18,502
        Trade accounts receivable, net                           74,024         61,743
        Other accounts receivable                                11,680          7,464
        Prepaid expenses                                          8,441          7,918
             Total current assets                               197,613        166,905

    Marketable securities                                        13,929         10,509

    Property and equipment, at cost:
        Computer and other equipment                             55,242         49,376
        Office furniture and equipment                           16,565         14,535
        Leasehold improvements                                    6,514          5,695
                                                                 78,321         69,606

        Less accumulated depreciation and amortization           54,769         48,661
             Net property and equipment                          23,552         20,945


    Computer software construction costs, net                    30,564         28,614
    Other assets                                                 11,530         11,106


             Total assets                                      $277,188       $238,079

See accompanying notes to consolidated financial statements.



                                  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                                             Consolidated Balance Sheet

                                              (in thousands, except per share data)


                                                                September 30,     December 31,
                                                                     1996              1996
                                                                 (unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                 $  12,831          $  9,695
 Accrued expenses                                                    43,579            36,045
 Accrued litigation settlement and related costs                     10,104            10,104
 Accrued income taxes                                                 8,426             8,082
 Deferred revenues                                                   43,732            36,460
       Total current liabilities                                    118,672           100,386

Other long-term liabilities                                           7,311             8,394

Shareholders' equity:
 Common stock, stated value $.0069 per share
 Authorized 100,000 shares; outstanding shares -
    33,744 and 32,760 net of 1,523 and 1,542 shares
    in treasury                                                         234               228
 Capital in excess of stated value                                  102,388            87,292
 Retained earnings                                                   50,719            41,510
 Foreign currency translation                                        (2,128)              298
 Unrealized holding loss on investments                                  (8)              (29)
        Total shareholders' equity                                  151,205           129,299

        Total liabilities and shareholders'equity                 $ 277,188          $238,079

/TABLE

                                        STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                                              Condensed Consolidated Statement of Cash Flows
                                                                  (Unaudited)

                                                                 (in thousands)


                                                             Nine Months Ended September 30,

                                                                    1997            1996
Net cash provided by operating activities                        $54,816        $ 23,048

Cash flows from investing activities:
   Sales, (purchases) of marketable securities, net               (2,723)         (9,156)
   Additions to property and equipment, net                       (9,445)         (9,832)
   Additions to computer software construction costs              (7,746)         (5,662)
   Acquisition of Metaphase Technology, Inc.                     (28,050)              -
   Investment in and advances to joint ventures                        -             300
   Net cash used in investing activities                         (47,964)        (24,350)

Cash flows from financing activities:
   Stock issued under employee benefit plans                      11,324          13,406
   Purchases of treasury stock                                    (1,386)         (1,382)
   Repayment of long term debt                                         -          (1,648)
   Payment of Camax dissenter's rights                                 -          (1,236)
         Net cash provided by financing activities                 9,938           9,140

Effect of exchange rate changes on cash                           (2,426)             76
Increase in cash and cash equivalents                             14,364           7,914

Cash and cash equivalents:
   Beginning of period                                            71,278          61,848

   End of period                                                 $85,642        $ 69,762


See accompanying notes to consolidated financial statements.






           STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                   (Unaudited)
                     (in thousands, except per share data)

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

In January 1997, the Company acquired the remaining stock of Metaphase and certain assets of CDSI's global PDM software sales
and  support business.   The purchase price of approximately $34,000
included cash and a stock warrant. The warrant is exercisable for 750 shares of the Company's common stock without par value at the exercise price of $28 per share and expires on December 31, 1998. A value of $3,500 has been assigned to the warrant and recorded in Shareholders' equity. The excess of purchase price over the fair values of the net assets acquired is approximately $2,307 and has been recorded as goodwill. Certain other intangibles, including computer software construction cost, total approximately $8,555 and have been recorded on the balance sheet. All intangibles associated with the acquisition are being amortized over their useful lives, which do not exceed seven years. Also in connection with the acquisition, the Company recorded a onetime charge to operations of $20,850 for the write off of in-process research and development acquired in the transaction that did not have an
alternative   future  use  and  had  not  reached technological
feasibility.   The  acquisition was accounted for using the
purchase method.   The Company's consolidated statement of
operations includes the operating results of Metaphase and the CDSI assets acquired, beginning January 1, 1997.

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


(4)  New Accounting Pronouncements

Earnings Per Share

In  February  1997,  the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" which establishes new methods for the computation, presentation and disclosure of
earnings per share.   SFAS 128  will be effective for financial
statements of annual and interim periods ending after December 15, 1997. The Company plans to adopt SFAS No. 128 in the fourth quarter 1997, and at that time all historical net income per share disclosures will be restated to conform to the provisions of SFAS No. 128. The impact of SFAS No. 128 on the calculation of diluted earnings per share for the quarters presented is not expected to be material.

Comprehensive Income

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income includes net income as
well as other changes   in   shareholder  equity,  except  changes
resulting   from shareholders'   investments  in  the  Company  and
distributions   to shareholders.   SFAS No. 130 is
effective for fiscal  years  beginning after  December 15, 1997.
The Company has not determined the effects that SFAS No. 130 will have on its consolidated financial statements.

Segments of an Enterprise

In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public companies report selected information about operating segments. It also includes standards for related disclosures about products and services, geographic
areas, and  major customers.   SFAS  No.  131 is effective for
periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

Revenue Recognition

In August 1997, FASB approved the American Institute of Certified Public Accountants statement of Position (SOP) on software revenue recognition which will be effective for fiscal years beginning after December 15, 1997. The Company believes it is in compliance with the provisions of the new SOP and its adoption is not expected to have a material impact on the financial position or results of operations of the Company.

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.  (in thousands)

Structural Dynamics Research Corporation is a leading international supplier of CAD/CAM/CAE and product data management (PDM) software and related services. The Company provides software and related services to manufacturers to optimize product performance and reduce cost, while streamlining the product development process from concept through manufacturing.

Certain statements in this Form 10Q are forward looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The Company's results could differ from those results described herein. Forward looking information should be evaluated in the context of these and other factors, some of which are described in more detail in Factors That May Affect Future Results.

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

Revenue

The Company's consolidated net revenue increased 26% to $256,280 for the nine months ended September 30, 1997, compared to $203,495 for the nine months ended September 30, 1996. Quarterly revenue increased 21% to $86,738 for the three months ended September 30, 1997, compared to $71,777 for the three months ended September 30, 1996.

Software license revenue increased 14% to $123,824 for the nine months ended September 30, 1997, compared to $108,502 for the nine months ended September 30, 1996. Quarterly software license revenue increased 5% to $40,429 for the three months ended September 30, 1997 compared to $38,675 for the three months ended September 30, 1996. Software license revenue growth for PDM products was 363% and 144%, for the three and nine month periods ended September 30, 1997. The growth was the result of significant sales orders from major automotive, aerospace and electronics customers. Software license revenue for CAD/CAM/CAE products was -17% and 1% for the three and nine months periods ended September 30, 1997. Comparisons for the quarter and year were impacted by a $2,900 license order from a large automotive customer booked in the third quarter of 1996. In addition, CAD/CAM/CAE license revenue from Asia-Pacific operations was less than expected, impacted by the timing of customer orders and regional economic uncertainty.

Software maintenance and services revenue increased 39% to $132,456 for the nine months ended September 30, 1997, compared to $94,993 for the nine months ended September 30, 1996. Quarterly software maintenance and services revenue increased 40% to $46,309 for the three months ended September 30, 1997, compared to $33,102 for the three months ended September 30, 1996. Growth in maintenance revenue was due to the increase in the Company's installed customer base and the Company's continued efforts, through product development and marketing, to obtain maintenance contract renewals from its customers. Software services revenue continued to grow due to increased work on implementation and related projects for I-DEAS and Metaphase license customers.

For the three and nine month periods ended September 30, 1997, revenue in North America accounted for 46% and 50%, Europe 33% and 30%, and Asia-Pacific 21% and 20%, respectively, of consolidated revenues. The Company expects the international market to continue to account for a significant portion of total revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue Expenses (continued)

increased 53% to $95,512 for the nine months ended September 30, 1997, compared to $62,615 for the nine months ended September 30, 1996. Quarterly cost of revenue increased 47% to $32,805 for the three months ended September 30, 1997, compared to $22,375 for the three months ended September 30, 1996. Cost of revenue represented 38% and 37% of revenue for the three and nine months ended September 30, 1997, compared to 31% for the corresponding 1996 periods.


The cost of licenses represented 19% of license revenue for the three and nine months ended September 30, 1997, compared to 17% and 18% of license revenue for the corresponding 1996 periods. Quarterly, the increased cost of licenses, relative to license sales, is due primarily to increased software amortization from the recent release of I-DEAS Master Series 5. The cost of services and maintenance represented 54% and 55% of the associated revenue for the three and nine months ended September 30, 1997, compared to 48% and 46% for the corresponding 1996 periods. Relative to the associated sales, cost of services and maintenance increased due to the hiring, training and integration cost associated with expanding the workforce to meet the growing demand for software implementation, training services and post license sales support. Also in 1997, the Company allocated more fixed facility and common overhead expenses to the cost of services and maintenance due to the large growth of the services and maintenance workforce.

Selling and marketing expenses consist of the costs associated with the world-wide sales and marketing staff, advertising and product localization. Selling and marketing expenses decreased 8% and 6% for the three and nine months ended September 30, 1997 from the corresponding 1996 periods. Selling and marketing expenses represented 29% of revenue for the three and nine months ended September 30, 1997 compared to 38% and 39% for the corresponding periods in 1996. While the Company expanded its sales force 31% since September 30, 1996 to 230 people, the net decrease in selling and marketing expense resulted from certain non-recurring charges incurred during the nine months ended September 30, 1996. Those charges included significant expense for a corporate advertising campaign, bad debt expense and special commission programs. In 1997, the Company allocated less facility and overhead costs to selling and marketing expenses, and more to the cost of services and maintenance as noted above.

Research and development expenses consist primarily of salaries, benefits, computer equipment costs and facilities associated with the product development staff. It excludes costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses increased to $10,797 and $36,212 for the three and nine month periods ended September 30, 1997, from $8,514, and $22,795 for the corresponding periods in 1996. These expenses were 12% and 14% of total revenue for the three and nine month periods ending September 30, 1997, compared to 12% and 11% of total revenue for the same periods in 1996. The increases were due to additions in the development staff from the Metaphase acquisition as well as staff increments for I-DEAS product development. Research and development expenses excluded capitalized internal software costs of $7,697 for the nine months ended September 30, 1997 compared to $5,517 for the corresponding period in 1996. The increase in capitalized cost reflected the higher level of development staff and a timing difference of new product releases compared to the prior year. The Company expects the amount of software cost capitalized during the next several months to increase as production for the next software release intensifies.

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and
administrative staffs.   General and administrative expense
increased to $3,835 and $12,899 for the three and nine month periods ended September 30, 1997, from $3,787 and $12,062 for the corresponding periods in 1996. General and administrative expenses represent 4% and 5% of revenue for the three and nine months ended September 30, 1997 and 5% and 6% for the three and nine months ended September 30, 1996. The increase in general and administrative expenses was primarily due to a larger workforce to support the Company's growth.

Equity in Earnings of Affiliates

For the nine months ended September 30, 1997, equity in earnings represented the Company's share of operating results of its joint venture, ESTECH. For the nine month period ended September 30, 1996, equity in earnings of affiliates represented the Company's share of operating results of its joint venture investee, Metaphase. Since the Company's acquisition of Metaphase in January, 1997, the operating results of Metaphase are consolidated in the Company's statement of operations.

Acquisition Cost

In June 1996, the Company completed  the acquisition  of  Camax
Manufacturing Technologies, Inc., (Camax), which was accounted for as a pooling of interests wherein all historical financial information was restated to include the results of Camax for all periods presented. Charges of $1,102 related to the acquisition were recorded in the second quarter 1996 results.

Other Income, net

Other income, net, consists principally of interest income and foreign currency losses. For the nine months ended September 30, 1997, other income includes interest income of approximately $3,550 and foreign exchange losses of approximately $800. The net increase for the nine month period ended September 30, 1997, compared to 1996, is due principally to a one-time charge of approximately $950 for the settlement of a lawsuit in 1996.

Taxes

The provision for income taxes reflects taxes currently payable. Deferred tax benefits relating to temporary differences have been offset by a valuation allowance due to doubt as to their ultimate realization. These factors cause the effective tax rate to differ from the expected statutory rate.

Liquidity and Capital Resources

At September 30, 1997, the Company had cash and investments of $117,397 compared to $100,289 at December 31, 1996. During the first nine months of 1997, the Company generated net cash from operating activities of $54,816 and realized cash proceeds of $11,324 from the issuance of stock. The cash generated was partially offset by cash paid for the Metaphase acquisition ($28,050); purchases of marketable securities ($2,723, net); payments for equipment purchases ($9,445); computer software construction ($7,746); and the purchase of treasury stock for employee benefit plans ($1,386) since December 31, 1996. At September 30, 1997, the Company's working capital was $78,941.
In addition, the Company has an unused, unsecured bank line of credit of $15,000. The Company has no current commitments for material capital expenditures. These existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.

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

Future quarterly results could be impacted by factors such as customer order delays, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. The loss of a major customer or a reduction in orders from a major customer or distributor could have a significant impact to the results of operations in any particular quarter. Historically, a significant portion of the Company's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the
second  and fourth  quarter.   The  concentration of orders makes
projections of quarterly financial results difficult. If customers delay their orders or a disruption in the Company's distribution Factors That May Affect Future Results (continued)

occurs, quarterly results of operations in any particular quarter may be negatively impacted. The Company usually ships the software license orders within one to two weeks after receipt of a customer order. Typically, orders exist at the end of a quarter which have not been shipped. The value of such orders is not indicative of
revenue results for  any  future period.   A significant portion of
the Company's revenue is from the international market. As a result, the Company's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business. The Company relies on distributors, representatives and value added resellers to market its products. The Company's revenue in any particular quarter may be negatively impacted by a lower than anticipated performance of any significant distributor, representative or value added reseller.

The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs in a timely manner and which are consistent
with current technological  developments.   The  Company's  success
also depends in part on its ability to attract and retain technical and other key employees who are in great demand, to protect the intellectual property rights of its products and to continue key relationships with third party authors. As development cycles become shorter, product quality, performance, reliability, ease of use, functionality, breadth and integration may be impacted. Therefore, customer acceptance of new products cannot be assured. The software industry is highly competitive. The entire industry may experience pricing and margin pressure which as a result could adversely affect the Company's operating results and financial position.

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

During the third quarter of 1997, the Company initiated steps to expand its sales resources and to invest more in marketing efforts with the objective of increasing the distribution of license products. Future results could be impacted by lags in sales productivity as additional salespeople are hired or by the cost of new marketing programs. In addition, the Company is in the process of upgrading its world-wide information management system. Such a major undertaking could cause significant disruption as a result of unexpected delays in the implementation of this project.

Factors That May Affect Future Results (continued)

There can be no  assurance  that the  project will be completed
within the projected  time  frame  and budget.   The  Company  does
not anticipate any significant problems associated with the year 2000 consequences for its internal software or the software which it markets. The software which will be the basis of the Company's new information management system is Year 2000 compliant. The Company's primary software offerings are also Year 2000 compliant.

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




                                STRUCTURAL DYNAMICS
                                RESEARCH CORPORATION




Date:  November 12, 1997        By: /s/ Jeffrey J. Vorholt
                                  Jeffrey J. Vorholt,
                                  Vice President,
                                  Chief Financial Officer
                                  and Treasurer



                               * Pursuant to the last sentence of
                                  General Instruction G to Form 10-
                                Q, Mr. Jeffrey J.Vorholt has
                                executed this Quarterly Report on
                                Form 10-Q both on behalf of the
                                registrant and in his capacity as
                                its principal financial and
                                accounting officer.

                                                                EXHIBIT 11(a)

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
           Calculation of Primary Earnings Per Common Share

               (in thousands, except per share data)



                                                  Three Months              Nine Months
                                                Ended September 30,      Ended September 30,

                                                 1997       1996          1997        1996
PRIMARY

Average shares outstanding                       33,933     33,104        34,638     32,685

  Net effect of dilutive stock options
  after application of the treasury
  stock method                                    1,745      1,602           391      2,075

           Total                                 35,678     34,706        35,029     34,760

           Net income                           $11,731    $ 8,379       $ 9,209    $21,342

           Net income per share                 $   .33    $   .24       $   .26    $   .61



                                                              Exhibit 11(b)

                  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                    Calculation of Fully Diluted Earnings Per Common Share

                                (in thousands, except per share data)




                                                  Three Months              Nine Months
                                                Ended September 30,      Ended September 30,

                                                 1997       1996          1997        1996


FULLY DILUTED

    Average shares outstanding                  33,933     33,104        34,638      32,685

    Net effect of dilutive stock
   options after application ofthe
   treasury stock method                         1,745      1,844           391       2,075

           Total                                35,678     34,948        35,029      34,760

           Net income                        $  11,731   $  8,379      $  9,209     $21,342

           Net income per share              $     .33   $    .24      $    .26     $   .61
