Form 10-Q/A
period 1997-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1997-11-26
CIK 820235

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
                                             (in thousands, except per share data)

                                                      Three Months             Nine Months
                                                  Ended September 30,      Ended September 30,
                                                  1997         1996        1997          1996
Revenue:
 Software licenses                                $40,429    $38,675      $123,824     $108,502
 Software maintenance and services                 46,309     33,102       132,456       94,993
        Total revenue                              86,738     71,777       256,280      203,495


Cost of revenue:
 Cost of licenses                                   7,758      6,560        22,995       19,313
 Cost of maintenance and services                  25,047     15,815        72,517       43,302
       Total cost of revenue                       32,805     22,375        95,512       62,615
Gross profit                                       53,933     49,402       160,768      140,880

Operating expenses:
 Selling and marketing                             25,355     27,565        75,066       79,854
 Research and development                          10,797      8,514        36,212       22,795
 General and administrative                         3,835      3,787        12,899       12,062
 Purchased in-process
  research and development                              -          -        20,850            -
        Total operating expenses                   39,987     39,866       145,027      114,711

        Operating income                           13,946      9,536        15,741       26,169

Equity in earnings (losses) of affiliates               -       (630)           80          (89)
Acquisition costs                                       -          -             -       (1,102)
Other income, net                                   1,197      1,309         2,754        2,017
Income before income taxes                         15,143     10,215        18,575       26,995

Income tax expense                                  3,412     1,836          9,366        5,653
         Net income                               $11,731    $8,379       $  9,209     $ 21,342

Earnings per share:
        Primary                                   $   .33    $  .24       $    .26     $    .61
        Fully diluted                                 .33       .24            .26          .61

Common and common equivalent shares:
        Primary                                    35,678    34,706         35,029       34,760
        Fully diluted                              35,678    34,948         35,029       34,760


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
