Form 10-Q
period 1998-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1998-05-15
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1998

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

              Yes [X]                       No [  ]

As  of  April  30,  1998  there were  36,171,163  shares  of  the
Registrant's   Common  Stock  without  par   value   issued   and
outstanding.


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Operations
                             (Unaudited)
              (in thousands, except per share data)
                                         Three Months Ended
                                              March 31,
                                       1998             1997
Revenue:
 Software licenses                   $ 41,401        $ 41,158
 Software maintenance and services     49,711          39,706
        Total revenue                  91,112          80,864

Cost of revenue:
 Cost of licenses                       7,500           5,515
 Cost of maintenance and services      26,987          22,445
        Total cost of revenue          34,487          27,960
Gross profit                           56,625          52,904

Operating expenses:
 Selling and marketing                 25,470          24,156
 Research and development              16,054          12,400
    General and administrative          4,074           4,187
    Purchased in-process research
     and development                       --          20,850
        Total operating expenses       45,598          61,593

        Operating income (loss)        11,027          (8,689)

Other income (loss), net                3,646             544
Income (loss) before income taxes      14,673          (8,145)

Income tax expense                      4,345           3,022
        Net income (loss)            $ 10,328         (11,167)

Net income (loss) per share:
        Basic                        $    .29            (.32)
        Diluted                           .28            (.32)

Pro forma net income (loss) and per
 share data:
    Income before income taxes as
     reported                                          (8,145)
    Pro forma income tax expense                        3,441
        Pro forma net income (loss)                  $(11,586)

Pro forma net income (loss) per
 share:
        Basic                                        $   (.33)
        Diluted                                          (.33)

Comprehensive income                 $ 10,169        $(12,777)


See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

                         (in thousands)


                                      March 31,     December 31,
                                          1998          1997
                                     (unaudited)
Assets
Current assets:
 Cash and cash equivalents              $102,418      $ 81,056
 Marketable securities                    10,062        13,030
 Trade accounts receivable, net           89,481        88,954
 Other accounts receivable                13,018        17,815
 Prepaid expenses and other current
   assets                                 13,539         9,082
     Total current assets                228,518       209,937

Marketable securities                     16,922        14,925

Property and equipment, at cost:
 Computer and other equipment             59,229        57,364
 Office furniture and equipment           17,720        16,983
 Leasehold improvements                    7,051         6,685
                                          84,000        81,032

 Less accumulated depreciation and
  amortization                            59,155        56,405
        Net property and equipment        24,845        24,627

Computer software construction
 costs, net                               30,184        31,610
Other assets                              12,239        12,097

                  Total assets          $312,708      $293,196


See accompanying notes to consolidated financial statements.



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet
              (in thousands, except per share data)



                                     March 31,     December 31,
                                        1998          1997
                                     (unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                     $  16,334    $ 12,230
 Accrued expenses                        31,555      39,590
 Accrued income taxes                     8,945       9,182
 Deferred revenue                        54,366      46,606
     Total current liabilities          111,200     107,608

Other long-term liabilities               6,698       7,751

Shareholders' equity:
 Common stock, stated value $.0069
 per share Authorized 100,000 shares;
 outstanding shares-
 36,039 and 35,654 net of 1,514
 and 1,500 shares in treasury               250         248
 Capital in excess of stated value      120,934     114,132
 Retained earnings                       77,463      67,135
 Accumulated other comprehensive
   income:
   Foreign currency translation
     adjustment                          (3,827)     (3,667)
   Unrealized holding loss on
     investments                            (10)        (11)
   Accumulated other
    comprehensive income                 (3,837)     (3,678)
        Total shareholders' equity      194,810     177,837

        Total liabilities and
            shareholders' equity      $ 312,708    $293,196




    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)


                                            Three Months Ended
                                                 March 31,
                                            1998           1997
Net cash provided by operating
 activities                              $ 23,206        $ 11,849

Cash flows from investing activities:
   Sales (purchases) of marketable
    securities, net                           972            (835)
   Additions to property and equipment,
    net                                    (2,856)         (3,360)
   Additions to computer software
    construction costs                     (3,049)         (3,865)
   Acquisition of Metaphase
    Technology, Inc.                           --         (28,050)
      Net cash (used in) investing
       activities                          (4,933)        (36,110)

Cash flows from financing activities:
   Stock issued under employee benefit
     plans                                  4,210           2,086
   Repayment of long term debt               (894)            (48)
   Net cash provided by financing
    activities                              3,316           2,038

Effect of exchange rate changes on cash      (227)         (1,535)
(Decrease) increase in cash and cash
  equivalents                              21,362         (23,758)

Cash and cash equivalents:
   Beginning of period                     81,056          72,026
   End of period                         $102,418        $ 48,268


See accompanying notes to consolidated financial statements.


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                           (Unaudited)
              (in thousands except per share data)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by
generally  accepted accounting principles.   In  the  opinion  of
management, these financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)  Pro Forma Net Income and Pro Forma Net Income Per Share

In 1997, the Company acquired Computer Aided Systems for Engineering ("CASE") which was an S corporation for income tax reporting purposes prior to the acquisition. Pro forma net income and pro forma net income per share reflect the tax expense that would have been reported if CASE had been a C corporation.

(3)  Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS" No. 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income includes net income as well as other changes in shareholder equity, except changes resulting from shareholders' investments in the Company and distributions to shareholders. SFAS No. 130 is effective for the Company's reporting periods beginning in 1998 with comparative amounts for prior years. Comprehensive income is reported on the consolidated statement of operations.

(4)  Earnings Per Share

Basic earnings per common share and dilutive earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, respectively. Dilutive common equivalent shares are calculated using the treasury stock method and consist of stock option grants.

The  reconciliations of amounts used for the  basic  and  diluted earnings per share calculations are as follows:
                        Income           Shares        Per-Share
Three months ended    (Numerator)     (Denominator)    Amount
March 31

1998
 Basic  net  income
  per share             10,328           35,839          .29
 Effect  of  stock
  options                   --            1,591
                        ----------------------------
 Diluted net income
   per share            10,328           37,430          .28

1997
 Basic  net  income
  per share            (11,167)          34,861         (.32)
 Effect  of  stock
  options                   --               --
                       -----------------------------
 Diluted net income
  per share            (11,167)          34,861         (.32)

(4)  Earnings Per Share - Continued

Options to purchase 1,360 and 2,588 shares of common stock at March 31, 1998 and 1997 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares.

(5)  Taxes

The provision for income taxes primarily reflects taxes currently payable. Based on the Company's historical tax position, as well as the Company's current and anticipated mix of domestic and foreign pre-tax accounting income, tax credits and deductions from non-qualified stock option exercises over the next four years, a valuation allowance is provided against deferred tax assets when the Company believes it is more likely than not that the deferred tax assets will not be realized. These factors cause the effective tax rate to differ from the expected statutory rate. Additionally, in the first quarter of 1998, the Company and the Internal Revenue Service settled the existing audit of the Company for the years 1987 through 1994, and agreed that the Company was due a refund of $1,751 in tax relating to the (previously disclosed) restatement of its 1994 and prior financial statements. This refund has been received and was recorded as a benefit to tax expense during the period ending March 31, 1998.

(6)  New Accounting Pronouncements

Segments of an Enterprise

In  June  1997,  FASB  issued SFAS No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information," which establishes standards for the way that public companies report selected information about operating segments. It also includes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 applies to the Company's annual reporting for 1998 and quarterly reports thereafter. The Company is evaluating the effects of this standard on its reporting of financial information.

Revenue Recognition

In August 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which is effective for transactions occurring in the Company's fiscal year beginning January 1, 1998. In March 1998, the AICPA issued SOP 98-4, "Deferral of the effective date of a provision of SOP 97-2". SOP 98-4 allows companies to defer adoption of certain provisions of SOP 97-2 related to vendor-specific objective evidence. The adoption of SOP 97-2 in the quarter ended March 31, 1998 did not have a significant impact on the Company's financial condition or results of operations.


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.
(in thousands)

Structural Dynamics Research Corporation is a leading supplier of CAD/CAM/CAE software, product data management ("PDM") software and related services. The Company provides software tools and related services to manufacturers worldwide to optimize the
entire   product   development  process,  reducing   cost   while
streamlining   the  development  process  and  managing   product
information. The Company markets CAD/CAM/CAE software under the brand name I-DEAS" and PDM software under the brand name Metaphase".

Certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in the Company's
Securities and Exchange Commission reports. The Company's results could differ from those results described herein. Forward looking information should be evaluated in the context of these and other factors some of which are described in more detail in "Factors That May Affect Future Results".

Revenue

The Company's consolidated net revenue increased 13% to  $91,112 for the three months ended March 31, 1998, as compared to $80,864 for the three months ended March 31, 1997.

Software license revenue increased 1% to $41,401 for the three months ended March 31, 1998 compared to the quarter ended March 31, 1997. I-DEAS license revenue growth was 12% compared to the first quarter of 1997. For the second consecutive quarter I-DEAS license revenue grew in comparison to the same period last year. Metaphase license revenue, which is on a much smaller base than I-DEAS revenues, declined 38% compared to the corresponding period last year. The comparison of Metaphase license revenue to last year is impacted by a large order of $7,200 from Ford Motor
Company  which occurred in the first quarter of 1997.   Excluding
that order, Metaphase license revenues increased 156% compared to the same period of 1997. This growth is attributed to more market presence from the merger of sales resources after the Company acquired the remaining stock of Metaphase Technology Inc., ("MTI") in January 1997.

Software maintenance and services revenue increased 25% to $49,711 for the three months ended March 31, 1998 as compared to $39,706 for the corresponding period last year. Software maintenance and services revenue continues to grow due to a larger customer base and overall increases in I-DEAS and Metaphase implementation projects generated from license sales.

For the three month periods ended March 31, 1998 and 1997, revenue in North America accounted for 44% and 52%, Europe 31% and 27%, and Asia-Pacific 25% and 21%, respectively, of consolidated revenues. The North American proportion of revenue declined in 1998 due to the large Metaphase order in 1997 noted above. European revenue growth was fueled by strong Metaphase license sales in 1998. Revenue growth in Asia-Pacific during 1998 included a significant I-DEAS license order from the Company's major Japanese distributor. The Company expects the international market to continue to account for a significant portion of total revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 23% to $34,487 for the three months ended March 31, 1998 as compared to $27,960 for the three months ended March 31, 1997. Cost of revenue represented 38% of revenue for the three months ended March 31, 1998, as compared to 35% for the corresponding period in 1997.

The  cost  of  licenses,  as  a percentage  of  license  revenue, increased to 18% for the three months ended March 31, 1998, compared to 13% for the same period of 1997. The percentage increase was due to increased amortization of capitalized software development cost, as well as a higher level of royalty fees. The cost of services and maintenance for the three months ended March 31, 1998, as a percentage of the related revenue, declined to 54%, compared to 57% for the same period of 1997. Compared to the same period last year, the service and maintenance margin improved due to increased volume of software maintenance contracts and cost improvements from the integration of the service businesses acquired from MTI and Control Data Systems, Inc. ("CDSI") in January 1997.

Selling and marketing expenses consist of the costs associated with the world-wide sales and marketing staff, advertising and product localization. These expenses increased 5% to $25,470 for the three months ended March 31, 1998 as compared to $24,156 for the corresponding period in 1997. Selling and marketing expenses represented 28% of revenue for the three months ended March 31, 1998 as compared to 30% for the 1997 period. While the number of personnel in the Company's sales organization has increased 20% since the first quarter of 1997, personnel expenses did not increase in proportion to revenues. The selling cost associated with increased services and maintenance revenues has been relatively fixed. Selling and marketing expenses are expected to increase during the remaining months of 1998 because the Company plans to incur significant expenses for new advertising and marketing campaigns.

Research and development expenses consist primarily of salaries, benefits, computer equipment costs and facilities associated with the product development staff. It excludes costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses increased 30% to $16,054 for the three months ended March 31, 1998 as compared to $12,400 for the three months ended March 31, 1997. Research and development expenses represent 18% and 15% of revenue for the three months ended March 31, 1998 and 1997, respectively. The increase in research and development expense for 1998 as compared to the 1997 quarter is primarily a result of increased headcount of product developers. Research and development expense excluded capitalized internal software cost of $2,924 for the three months ended March 31, 1998, compared to $3,326 for the corresponding period in 1997. The lower level of capitalized cost and the expiration of certain customer funded research and development projects also resulted in higher expense for the period ended March 31, 1998. The amount of capitalized software development cost may vary among periods depending on the stage of development being performed on future product releases.

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and administrative staffs. These expenses slightly decreased to $4,074 for the three months ended March 31, 1998 as compared to $4,187 for the three months ended March 31, 1997. General and administrative expenses represented 4% of revenue for the three months ended March 31, 1998 and 5% for the three months ended March 31, 1997.

Expenses - Continued

During the three months ended March 31, 1997, a one-time charge of $20,850 was recorded to write off in-process research and development acquired in the acquisition of MTI that did not have an alternative future use and had not reached technological feasibility. The Company had acquired the remaining stock of MTI, and certain assets of CDSI's global PDM software sales and support business in January 1997. The purchase price of approximately $33,000 included cash and a stock warrant. The acquisition was accounted for as a purchase.

Other Income

For the three months ended March 31, 1998, other income increased $3,102 to $3,646 as compared to $544 for the corresponding period in 1997. The 1998 period includes $1,390 received from an insurance settlement and $670 of interest income received on a federal income tax refund. Other income also increased due to more interest earned on increased balances in interest-bearing accounts since last year, and favorable movement of currency exchange rates compared to the same period last year.

Taxes

The provision for income taxes primarily reflected taxes currently payable. A substantial portion of deferred tax benefits relating to temporary differences was offset by a valuation allowance due to doubt as to their ultimate realization. These factors caused the effective tax rate to differ from the expected statutory rate.

Liquidity and Capital Resources

The Company generated $23,206 of cash from operating activities during the three months ended March 31, 1998. At March 31, 1998, the Company had cash and investments of $129,402 as compared to $109,011 at December 31, 1997. The Company's working capital was $117,318 at March 31, 1998. In addition, the Company has an unused unsecured bank line of credit of $15,000. During 1998, the Company paid $894 to completely extinguish a long term note which it assumed in the acquisition of CASE. The Company does not have any long term debt or current commitments for material capital expenditures. The existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.

Factors That May Affect Future Results

The historical results of operations and financial position of the Company are not necessarily indicative of future financial performance. The Company's results and forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause future results to differ from those projected.

Product Distribution

Besides its own sales force, the Company relies on distributors, representatives and value-added resellers to market a significant portion of its products. The loss of a major customer or a reduction in orders from a major customer, distributor, representative or value-added reseller, could have a significant impact to the results of operations in any particular quarter. Also, future results could be impacted by a slower growth rate in the market than anticipated. Historically, a significant portion of the Company's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. If customers

Product Distribution - Continued

delay their orders or a disruption in the Company's distribution occurs, quarterly results of operations in any particular quarter may be negatively impacted. The Company usually ships software licenses within one to two weeks after receipt of a customer order. Typically, orders exist at the end of a quarter which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period.

Competition


The software industry is highly competitive. The entire industry may experience pricing and margin pressure which could adversely affect the Company's operating results and financial position. The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs within competitive pricing structures and in a timely manner. As product development cycles become shorter, product quality, performance, reliability, ease of use, functionality, breadth and integration may be impacted. Therefore, customer preference for the Company's new products cannot be assured. The Company's success also depends in part on its ability to attract and retain technical and other key employees who are in great demand, to protect the intellectual property rights of its products and to continue key relationships with product development partners.


International Business

A   significant  portion  of  the  Company's  revenues  are  from international markets. As a result, the Company's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business. The Company has invested sizable resources in the Asia Pacific region, particularly in Japan and South Korea. Economic instability in this region could lead to an adverse impact on the Company's operation results and financial position.

Expense Management

The Company continues to increase its expense levels to support its revenue growth and to invest in product development. The Company's expense levels are based, in part, on its future revenue expectations. If future revenues are less than expected, net income may be disproportionately affected because the Company's expense levels are generally committed in advance and a relatively small portion of the Company's expenses vary with revenue. The Company is expanding its sales infrastructure and investing more in marketing efforts with the objective of increasing the distribution of license products. Future results could be impacted by lags in sales productivity as additional salespeople are hired or by the cost of new marketing programs.

Year 2000

The year 2000 causes concern about whether computer software systems will appropriately recognize dates beyond the year 1999. The Company is reviewing all of its significant internal-use software, and does not expect any significant problems associated with the year 2000 consequences. The Company's management information system software is year 2000 compliant. The Company's primary software offerings are also year 2000 compliant.

Stock Market Volatility

The trading price of the Company's stock, like other software and technology stocks, is subject to significant volatility. If revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of the Company's stock. In addition, the Company's stock price may be affected by broader market factors that may be unrelated to the Company's performance.


                   PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits

    10 Structural Dynamics Research Corporation Supplemental
       Retirement Plan, effective January 1, 1998, filed herewith.
    27 Financial data schedule for the period ended March 31, 1998, filed herewith.

b) No report on Form 8-K was filed during the first quarter of 1998.





                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STRUCTURAL DYNAMICS RESEARCH CORPORATION




Date: May 13, 1998            By: /s/ Jeffrey J. Vorholt
                                Jeffrey J. Vorholt,
                                Vice President,
                                Chief Financial Officer and
                                Treasurer



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







EXHIBIT 10
            STRUCTURAL DYNAMICS RESEARCH CORPORATION
                     SUPPLEMENTAL RETIREMENT PLAN

                    Effective January 1, 1998

                        TABLE OF CONTENTS

                                                           Page

Section 1. Definitions                                     1
Section 2. Participation                                   4
Section 3. Contributions                                   4
3.1.      Supplemental Savings Contributions               4
3.2.      Supplemental Matching Contributions              5
3.3.      Supplemental Discretionary Contributions         5
3.4.      Crediting of Contributions                       5
Section 4.  Investment of Accounts                         5
4.1.      Investment Direction                             5
Section 5. Valuations and Crediting                        6
5.1.      Valuations                                       6
5.2.      Credits to and Charges Against Accounts          6
5.3.      Expenses                                         6
Section 6. Vesting and Separation from Service             6
6.1.      Vested Percentage                                6
6.2.      Forfeiture                                       7
Section 7. Benefits                                        7
7.1.      Forms of Benefit Payments                        7
7.2.      Retirement Benefit                               7
7.3.      Death Benefit                                    7
7.4.      Beneficiary Designation                          7
7.5.      In-Service Distributions                         8
7.6.      Special Circumstances                            8
7.7.      Payments on Taxability                           8
7.8.      Withholding                                      9
Section 8. The Plan Administrator                          9
8.1.      Plan Administrator                               9
8.2.      Engagement of Assistants and Advisors            9
8.3.      Compensation                                     9
8.4.      Indemnification of the Plan Administrator        9
Section 9. Authority and Responsibilities of the Company   9
Section 10. Claims Procedures                             10
10.1.     Application for Benefits                        10
10.2.     Appeals of Denied Claims for Benefits           10
10.3.     Review of Decisions                             11
Section 11. Amendment, Termination, Mergers and
            Consolidations                                11
11.1.     Amendment                                       11
11.2.     Termination                                     11
11.3.     Permanent Discontinuance of Contributions       11
Section 12. Participating Employers                       11
12.1.     Adoption by Other Corporations                  11
12.2.     Requirements of Participating Employers         12
12.3.     Designation of Agent                            12
12.4.     Eligible Employee Transfers                     12
12.5.     Discontinuance of Participation                 12
12.6.     Plan Administrator's Authority                  12
Section 13. Miscellaneous Provisions                      12
13.1.     Nonalienation of Benefits                       12
13.2.     No Contract of Employment                       12
13.3.     Severability                                    13
13.4.     Successors                                      13
13.5.     Captions                                        13
13.6.     Gender and Number                               13
13.7.     Controlling Law                                 13
13.8      Title to Assets                                 13
13.9.     Payments to Minors, Etc.                        13
13.10.    Acknowledgments                                 13
13.11.    Entire Agreement; Successors                    13
13.12.    Tax Effects                                     14

               STRUCTURAL DYNAMICS RESEARCH CORPORATION
                     SUPPLEMENTAL RETIREMENT PLAN


WHEREAS, Structural Dynamics Research Corporation (the "Company"), maintains the Structural Dynamics Research Corporation Tax Deferred Capital Accumulation Plan (the "Qualified Plan") for the benefit of its eligible employees; and

WHEREAS, the Company wishes to establish the Structural Dynamics Research Corporation Supplemental Retirement Plan (the "Plan") to allow certain Eligible Employees who are members of a select group of highly compensated or management employees under Title I of ERISA to make contributions to the Plan;

NOW, THEREFORE, effective as of the Effective Date, the Company adopts the Plan to provide as follows:

Section  1.     Definitions.  The following terms will  have  the
meanings  assigned  in  this  Section,  which  will  be   equally
applicable to the singular and plural forms of such terms, unless the context requires otherwise, when used in the Plan;

     "Account" means the account maintained for a Participant under the Plan. A Participant's Account will consist of his or her Supplemental Savings, Supplemental Matching and Supplemental Discretionary Accounts, plus investment earnings, if any, credited to those Accounts.

      "Affiliate" means any Employer and any entity if such entity, with the Employer, constitutes: (a) a controlled group of corporations (within the meaning of Section 414(b) of the Code);
(b) a group of trades or businesses under common control (within the meaning of Section 414(c) of the Code); (c) an affiliated service group (within the meaning of Section 414(m) of the Code); or (d) a group of entities required to be aggregated pursuant to
Section 414(o) of the Code and the regulations thereunder.

     "Beneficiary" means the beneficiary under the Plan of any deceased Participant.

     "Board of Directors" means the board of directors of the Company.

     "Change in Control" means, a dissolution or liquidation of the Company, a merger in which the Company is not the surviving corporation, a transaction or series of related transactions in which 100% of the then outstanding voting stock of the Company is sold or otherwise transferred, or the sale of substantially all of the assets of the Company.

     "Code" means the Internal Revenue Code of 1986, as now or hereafter existing, amended, construed, interpreted, and applied by regulations, rulings or cases.

     "Company" means Structural Dynamics Research Corporation, and any successor thereto.

     "Compensation" means amounts received by an Eligible Employee from the Employer while the Eligible Employee is a Participant which are basic salary or wages, overtime payments, vacation, holiday and sick pay, disability income payments which are paid through the Employer's payroll system, bonuses, commissions, or any other direct current compensation which is required to be reflected on the Participant's Form W-2 for the Plan Year, without giving effect to any reduction of compensation resulting from pre-tax saving contributions under the Qualified Plan or any other salary reduction arrangement pursuant to Section 125 of the Code, but will not include Employer contributions to Social Security, other contributions to this or any other deferred compensation plan or program, severance pay, stock options, disability income payments which are not paid through the Employer's payroll system, relocation expense reimbursement, or the value of any other fringe benefits provided at the expense of the Employer. The Compensation taken into account for a Participant for a Plan Year will include compensation in excess of the limit under Section 401(a)(17) of the Code.

     "Effective Date" means August 1, 1997.

     "Election Date" shall mean, for calendar year 1997, the 30th day after the Effective Date. For subsequent calendar years, the Election Date shall mean January 1.

     "Eligible Employee" means any person: (a) who is a member of a select group of management or highly compensated employees; (b) who is employed by the Employer in a category of employment designated by the Employer as eligible for participation in the Plan; and (c) who elected to make before-tax contributions to the Qualified Plan which exceed the maximum amount permissible under
Section 402(g) of the Code for the Plan Year.

     "Employer" means the Company and any Affiliate which, with the consent of the Board of Directors, adopts the Plan and joins in the Trust Agreement.

     "Employer Stock" means any share or shares of the capital stock of the Company.

     "Enrollment and Change Designation" means an agreement, on a form or by a method prescribed by the Plan Administrator, between a Participant and his or her Employer providing for reduction of the Participant's Compensation and the crediting of Supplemental Savings Contributions by the Employer to the Participant's Supplemental Savings Account and for designation of one or more Investment Funds.

     "ERISA" means the Employee Retirement Income Security Act of
1974,   as   now  or  hereafter  existing,  amended,   construed,
interpreted, and applied by regulations, rulings or cases.

     "Investment Fund" means a segregated fund managed by one  or
more   investment  managers,  including  a  regulated  investment company, or any other investments designated by the Company from time to time.

     "Normal Retirement Date" means the date a Participant attains age 65.

     "Participant" means any Eligible Employee who has been admitted to participation in the Plan by filing an Enrollment and Change Designation with the Plan Administrator, and who has not ceased participation in the Plan.

     "Plan"  means  the Structural Dynamics Research  Corporation
Supplemental Retirement Plan, as set forth herein and as the same may from time to time be amended.

     "Plan Administrator" means the person, committee or other entity appointed by the Company to administer the Plan or, in the absence of such appointment, the Company.

     "Plan Year" means the calendar year.

     "Qualified  Plan"  means  the Structural  Dynamics  Research
Corporation Tax Deferred Capital Accumulation Plan, a profit sharing plan with a cash or deferred feature, as the same may from time to time be amended.

     "Separation Date" means the date a person is no longer employed by any Affiliate.

     "Supplemental Discretionary Account" means the portion of the Account of a Participant consisting of Supplemental Discretionary Contributions and investment earnings, if any, credited on those contributions, as adjusted under the Plan.

     "Supplemental Discretionary Contribution" means the amount contributed by the Employer under Section 3.3.

     "Supplemental Matching Account" means the portion of the Account of a Participant consisting of Supplemental Matching
Contributions and investment earnings, if any, credited on those contributions, as adjusted under the Plan.

     "Supplemental  Matching  Contribution"  means   the   amount
contributed by the Employer under Section 3.2.

     "Supplemental Savings Account" means the portion of the Account of a Participant consisting of Supplemental Savings
Contributions and investment earnings, if any, credited on those contributions, as adjusted under the Plan.

     "Supplement Savings Contribution" means the amount  credited by  the  Employer as a result of a Participant's election  on  an
Enrollment   and  Change  Designation  to  reduce  his   or   her
Compensation.

     "Totally and Permanently Disabled" means suffering from a physical or mental condition which, in the opinion of the Plan Administrator based upon appropriate medical advice and examination and in accordance with uniform rules, totally and permanently prevents the Participant from performing the customary duties of his regular job with the Company.

     "Trust Agreement" means the trust agreement entered into between the Company and the Trustee in connection with the Plan, as the same presently exists and as it may from time to time hereafter be amended.

     "Trustee" means the party or parties acting as such under the Trust Agreement.

     "Trust Fund" means all of the assets of the Plan held by the Trustee at any time under the Trust Agreement.

     "Unforeseeable Emergency" means a severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or of a dependent (as defined in
Section  152(a)  of  the  Code) of a  Participant,  loss  of  the
Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. The circumstances that will constitute an Unforeseeable Emergency will be determined by the Plan Administrator depending upon the facts of each case.

     "Valuation Date" means the last day of each Plan Year and each other interim date on which the Plan Administrator directs the allocation of distributions, contributions and earnings on Participants' Accounts.

     "Year of Vesting Service" means a 12 month period of continuous employment by the Company as an Eligible Employee.

     Section 2. Participation. An Eligible Employee may become a Participant for a calendar year and elect to make Supplemental Savings Contributions for such calendar year by filing with the Plan Administrator an Enrollment and Change Designation on or before the Election Date for that calendar year.

     Section 3.     Contributions.

          3.1. Supplemental Savings Contributions. The Employer will credit the Participant's Supplemental Savings Account with, and contribute to the Trust Fund, a Supplemental Savings Contribution on behalf of the Participant. The amount of a Participant's Supplemental Savings Contribution for a Plan Year will be equal to the Participant's total elective contributions to the Plan and the Qualified Plan, as designated on an Enrollment and Change Designation reduced by the lesser of:

          (a)   the  Code Section 402(g) limitation for the  Plan
     Year; or

          (b) the maximum before-tax contribution permitted. Such maximum before-tax contribution is established for each Plan Year by the Plan Administrator for each Participant based on historical contribution data and the application of Treasury Regulation Section 1.401(k)-1(b)(2).

          3.2. Supplemental Matching Contributions. The Employer may credit the Participant's Supplemental Matching Account with, and contribute to the Trust Fund, a Supplemental Matching Contribution on behalf of the Participant equal to 50% of the Participant's Supplemental Savings Contributions under the Plan. Such contributions may be made in the form of Employer Stock or in cash.

          3.3. Supplemental Discretionary Contributions. The Employer may credit the Participant's Supplemental Discretionary Account with, and contribute to the Trust Fund, a Supplemental Discretionary Contribution on behalf of the Participant equal to an amount determined by the Employer.

          3.4. Crediting of Contributions.

          (a) The Employer will establish a Trust Fund which shall consist of assets which the Employer may use to offset its liability for payments due to Participants under the Plan. The Trust Fund will, at all times, be subject to the claims of judgment creditors of the Employer and will otherwise be on such terms and conditions as will prevent taxation to Participants and Beneficiaries of any amounts held in the Trust Fund or credited to Participant's Accounts prior to the time payments are made to them. Rights to payments will not be limited to assets held in the Trust Fund. The Plan constitutes a mere promise by the Employer to make benefit payments in the future. It is the intention of the Employer and the Participants that the Plan be unfunded for tax purposes and for purposes of Title I of ERISA.

          (b) Subject to the provisions of subsection (a), the Employer will contribute to the Trust Fund an amount equal to all Supplemental Savings Contributions for a quarter within a reasonable time after the end of the quarter in which Participants' Compensation is reduced.

     Section 4.     Investment of Accounts.

          4.1. Investment Direction. For the purposes of crediting investment gains or losses to a Participant's account, the balance in a Participant's Supplemental Savings Account, Supplemental Discretionary Account and Supplemental Matching Account shall be deemed to be invested in the
     Investment Funds designated from time to time by the Participant. The Plan Administrator may establish procedures which require that a Participant's Account be deemed to be allocated among Investment Funds in the same manner and in the same proportions as the Participant's account under the Qualified Plan.

     Section 5.     Valuations and Crediting.

          5.1.   Valuations.    The  amount  credited   to   each
     Participant's  Accounts  will  be  determined  by  the  Plan
     Administrator as of the close of business on each  Valuation
     Date.

          5.2.  Credits  to  and Charges Against  Accounts.   All
     crediting to and charging against Accounts will be made as follows:

          (a) First, there will be determined the net adjusted Account by: (i) charging all distributions and withdrawals made during the period from the previous Valuation Date to the current Valuation Date; (ii) crediting contributions to the Account since the preceding Valuation Date; and (iii) at the option of the Plan Administrator, charging specifically against the Accounts of Participants all or a portion of administrative expenses relating to the maintenance of such Accounts;

          (b) Second, all deemed earnings or losses of the Investment Funds will be allocated by the Plan Administrator in its discretion among the Participants' Accounts according to the balance of their net adjusted Accounts and the relative portions of such Accounts which are deemed by the Plan Administrator to be invested in each Investment Fund. All earnings of the Trust Fund arising out of the investment of Trust Fund assets in investment vehicles other than the Investment Funds may be allocated by the Plan Administrator in its discretion to and among the Participants' Accounts according to their net adjusted Accounts.

          5.3 Expenses. All brokerage fees, transfer taxes, and other expenses incurred in connection with the investment of the Trust Fund will be added to the cost of such investments or deducted from the proceeds thereof, as the case may be. All other costs and expenses of administering the Plan will be paid from the Trust Fund, except to the extent that such costs and expenses are paid by the Employer.

     Section 6.     Vesting and Separation from Service.

          6.1  Vested Percentage.

          (a) Except as provided in Section 7 in the event of certain withdrawals by Participants, a Participant will at all times be fully vested in the Supplemental Savings
     Account and the Supplemental Matching Account.

          (b) A Participant will become fully vested in the Supplemental Discretionary Account (except as provided in
     Section 7 in the event of certain withdrawals by Participants) if, while actively employed by the Company, any of the following events occur: (i) the Participant reaches his Normal Retirement Date; (ii) the Participant dies; (iii) the Participant becomes Totally and Permanently Disabled; (iv) the Company undergoes a Change in Control; or
     (v) the Plan is terminated.

          (c) Subject to subsection (b) and except as provided in Section 7 in the event of certain withdrawals by Participants, a Participant's vested interest in the
     Participant's Supplemental Discretionary Account will be determined under the following table:

     Years of Vesting Service      Vested Percentage

          less than 5              0%
          5 or more                100%

          6.2. Forfeiture. The nonvested portion of the Account of a Participant who has incurred a Separation Date prior to the Participant's death or Normal Retirement Date will be forfeited.

     Section 7.     Benefits.

          7.1. Forms of Benefit Payments. Any benefit payable hereunder to a Participant or Beneficiary will be paid in the form of a single sum distribution, in cash, Employer
     Stock or both.

          7.2. Retirement Benefit. Upon incurring a Separation Date, the Participant will receive a retirement benefit in an amount equal to the undistributed vested portion of the Participant's Account. The Participant's Account shall be valued as of the Valuation Date coinciding with or as soon as administratively practicable preceding the date of the distribution. Notwithstanding the foregoing, if a Participant dies before receiving a distribution of his or her vested Account, his or her Beneficiary will receive a death benefit, as determined under Section 7.3.

          7.3. Death Benefit. If a Participant dies before receiving a distribution of his or her vested Account, the Participant's Beneficiary will receive a death benefit, in lieu of the retirement benefit, equal to the undistributed balance in the Participant's Account. The Participant's Account shall be valued as of the Valuation Date coinciding with or as soon as administratively practicable preceding the date of the distribution.

          7.4. Beneficiary Designation.

          (a) A Participant's death benefit will be paid to the Beneficiary designated by the Participant under the Qualified Plan unless the Participant makes a separate Beneficiary designation under the Plan. A Participant may designate and from time to time change the designation of one or more Beneficiaries or contingent Beneficiaries to receive any death benefit. The designation and consent will be on a form supplied by the Plan Administrator. All records of Beneficiary designations will be maintained by the Plan Administrator.

          (b)   In  the  event  that  the  Participant  fails  to
     designate a Beneficiary under both the Qualified Plan and this Plan, or in the event that the Participant is predeceased by all designated primary and contingent Beneficiaries under the Qualified Plan and this Plan: (i) if the Participant is survived by a spouse, the death benefit will be payable to the Participant's surviving spouse who will be deemed to be the Participant's designated Beneficiary for all purposes under this Plan; or (ii) if the Participant is not survived by a spouse, the death benefit will be payable to the Participant's estate.

          7.5. In-Service Distributions.

          (a) A Participant may apply for and receive an early payment of any or all vested amounts held in the Account of such Participant if the Participant demonstrates to the Plan Administrator, in a manner acceptable to the Plan Administrator in its sole discretion, that the Participant has incurred an Unforeseeable Emergency, to the extent needed to satisfy the need caused by such Unforeseeable Emergency. Payment may not be made to the extent that the need caused by the Unforeseeable Emergency is or may be relieved through reimbursement or compensation by insurance or otherwise, by liquidation of the Participant's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship, or by cessation of deferrals under this Plan and the Qualified Plan. Distributions under this Section will be deemed to be made as of the Valuation Date coinciding with or as soon as administratively practicable preceding the date of distribution and will be charged against a Participant's Account in such manner as the Plan Administrator determines.

          (b) Notwithstanding anything in the Plan to the contrary, a Participant who has received a distribution from the Plan under subsection (a) will not be eligible to make any Supplemental Savings Contributions or be credited with any Supplemental Matching Contributions for 12 months after the distribution.

          7.6 Special Circumstances. Notwithstanding anything in the Plan to the contrary, in the event the Company undergoes a Change in Control or the Plan terminates (as provided in Section 11.2), the Participant will receive, as soon as administratively practicable thereafter, a single lump sum payment equal to the undistributed vested portion of the Participant's Account. The Participant's Account shall be valued as of the Valuation Date coinciding with or as soon as administratively practicable preceding the date of the distribution.

          7.7. Payments on Taxability. If it is ever determined that any amount credited to a Participant's Account under the Plan was income and taxable to him or her, such taxable amounts or any portions thereof will be paid to the Participant upon written request and be charged against the Participant's Account.

          7.8.  Withholding.   The  Employer  may  withhold  from
     payments due under the Plan any and all taxes of any nature required by any government to be withheld.

     Section 8.     The Plan Administrator.

          8.1. Plan Administrator. The Plan Administrator will interpret the Plan and determine in its sole and absolute discretion all questions arising in the administration, interpretation and application of the Plan and the amount of benefits payable thereunder. The Plan Administrator's interpretations and determinations will be final and binding on all persons absent fraud or the arbitrary and capricious abuse of the wide discretion granted to the Plan Administrator. The Plan Administrator will provide the Trustee with directions to the Trustee with respect to valuations at dates other than Valuation Dates and all other matters when called for in the Plan or requested by the Trustee. The Plan Administrator may waive any period of notice required under the Plan. The Plan Administrator will provide procedures for the determination of claims for benefits.

          8.2. Engagement of Assistants and Advisors. The Plan Administrator will have the right to hire such professional assistants and consultants as it, in its sole discretion, deems necessary or advisable. To the extent that the costs for such assistants and advisors are not paid by the Employer, they will be paid from the Trust Fund as an expense of the Trust Fund at the direction of the Plan Administrator.

          8.3.   Compensation.    All  expenses   of   the   Plan
     Administrator   will be paid or reimbursed by the  Employer,
     and if not so paid or reimbursed will be paid from the Trust
     Fund.

          8.4. Indemnification of the Plan Administrator. The Plan Administrator will be indemnified by the Employer against costs, expenses and liabilities (including reasonable attorneys' fees but excluding amounts paid in settlements to which the Employer does not consent) reasonably incurred by the Plan Administrator in connection with any action or investigation to which the Plan
     Administrator may be a party by reason of the Plan Administrator's service as Plan Administrator except in relation to matters as to which the Plan Administrator may be adjudged in such action to be personally guilty of willful misconduct in the performance of the Plan Administrator's duties. The foregoing right to indemnification will be in addition to such other rights as the Plan Administrator may enjoy as a matter of law, under the Company's certificate of incorporation, by-laws, by reason of insurance coverage of any kind, or otherwise. Service as Plan Administrator will be deemed in partial fulfillment of the individual's function as an Eligible Employee, officer and/or director of the Employer, if he or she serves in such capacity as well. No amendment of this Section diminishing the right to indemnification provided herein will apply to any action or investigation commenced prior to the adoption of such amendment.

          Section  9.     Authority and Responsibilities  of  the
     Company.   The Board of Directors of the Company  will  have
     the following authority and responsibility:

          (a) To appoint the Trustee and the Plan Administrator and to monitor each of their performances;

          (b)   To  communicate  such  information  to  the  Plan
     Administrator and to the Trustee as each needs for the proper performance of its duties;

          (c)    To  provide  mechanisms through which  the  Plan
     Administrator   and   the  Trustee  can   communicate   with
     Participants and Beneficiaries; and

          (d) To perform such duties as imposed by applicable law and to serve as the Plan Administrator in the absence of an appointed Plan Administrator.

     Section 10.    Claims Procedures.

          10.1. Application for Benefits. Each Participant or Beneficiary believing himself or herself eligible for benefits under the Plan may apply for such benefits by completing and filing with the Plan Administrator an application for benefits in writing. Before the date on which benefit payments commence, each such application must be supported by such information and data as the Plan Administrator deems relevant and appropriate.

          10.2. Appeals of Denied Claims for Benefits. In the event that any claim for benefits is denied, in whole or in part, the claimant will be notified of such denial in writing by the Plan Administrator within 90 days after the Plan Administrator receives the claim. The notice advising of the denial will specify the reason or reasons for denial, make specific reference to pertinent Plan provisions, describe any additional material or information necessary for the claimant to perfect the claim (explaining why such material or information is needed), and will advise the claimant of the procedure for the appeal of such denial. Appeals may be made only by the following procedure:

          (a) The claimant may file with the Plan Administrator a written notice of appeal of the denial within 60 days of notification by the Plan Administrator of claim denial, setting forth all of the facts upon which the appeal is based;

          (b) The Plan Administrator may, within 30 days of receipt of the notice of appeal, establish a hearing date on which the claimant may make an oral presentation to the Plan Administrator in support of his or her appeal and the claimant will be given not less than 10 days' notice of the date set for the hearing;

          (c)    The   Plan   Administrator  will  consider   the
     claimant's written and oral presentations, any facts or evidence in support of the denial of benefits, and such other facts and circumstances as the Plan Administrator may deem relevant. If the claimant elects not to make an oral presentation, the Plan Administrator will proceed as set forth below as though an oral presentation of the contents of the claimant's written presentation had been made; and

          (d) The Plan Administrator will render a determination upon the appealed claim accompanied by a written statement as to the reasons therefor within 60 days after the Plan Administrator receives the notice of appeal, unless special circumstances or the need to hold a hearing requires an extension of up to 60 additional days. The determination so rendered will be final and binding upon all parties.

          10.3. Review of Decisions. Any final decision of the Plan Administrator may be reviewed by a court of competent jurisdiction only if an appeal has been made under
     Section 10.2.

     Section    11.    Amendment,   Termination,   Mergers    and
Consolidations.

          11.1. Amendment. The provisions of the Plan may be amended at any time and from time to time by the Company;
     provided, however, that:

               (a) No amendment will increase the duties or liabilities of the Trustee without the consent of the Trustee;

               (b) No amendment will decrease the balance in any Account;

               (c) No amendment shall adversely impact the Participants' rights to receive payment under the Plan with respect to existing Participant Accounts; and

               (d) No amendment will decrease any Participant's vested percentage of his or her Account.

          11.2. Termination. While it is the Company's intention to continue the Plan indefinitely in operation, the Company nevertheless reserves the right to terminate the Plan. Termination of the Plan will result in full and immediate vesting in each Participant of his or her Account, and none of the provisions of any termination shall adversely impact the Participant's rights to benefits accrued under the Plan as of the date of termination. On termination of the Plan, the Trustee will pay over to each Participant (and deferred vested former Participant) the value of his or her vested interest, and thereupon dissolve the Trust Fund.

          11.3.      Permanent  Discontinuance of  Contributions.
     The Company reserves the right at any time to permanently suspend or discontinue all Employer contributions.

     Section 12.  Participating Employers.

          12.1. Adoption by Other Corporations. With the consent of the Board of Directors, any Affiliate may adopt the Plan and all of the provisions hereof as to all or any category of its Eligible Employees, as a participating Employer, by a properly executed document evidencing the intent and will of the board of directors of the other corporation.

          12.2. Requirements of Participating Employers. Each participating Employer will be required to use the same Trustee and Trust Agreement as provided in the Plan, and the Trustee will commingle, hold and invest as the Trust Fund all contributions made by participating Employers, as well as all increments thereof.

          12.3. Designation of Agent. With respect to all relations with the Trustee and Plan Administrator, each participating Employer will be deemed to have irrevocably designated the Company as its agent.

          12.4. Eligible Employee Transfers. If an Eligible Employee is transferred between Employers, the Eligible
     Employee involved will carry with him or her the Eligible Employee's accumulated service and eligibility, no such transfer will effect a termination of employment hereunder, and the participating Employer to which the Eligible Employee is transferred will thereupon become obligated with respect to such Eligible Employee in the same manner as was the participating Employer from whom the Eligible Employee was transferred.

          12.5. Discontinuance of Participation. Any participating Employer may discontinue or revoke its participation in the Plan. At the time of any such discontinuance or revocation, satisfactory evidence thereof and of any applicable conditions imposed will be delivered to the Trustee.

          12.6. Plan Administrator's Authority. The Plan Administrator will have authority to make any and all necessary rules or regulations, binding upon all participating Employers and all Participants, to effectuate the purposes of the Plan.

     Section 13.  Miscellaneous Provisions.

          13.1 Nonalienation of Benefits. None of the payments, benefits, or rights of any Participant or Beneficiary will be subject to any claim of any creditor of such Participant or Beneficiary, and, to the fullest extent permitted by law, all such payments, benefits, and rights will be free from attachment, garnishment, or any other legal or equitable process available to any creditor of such Participant or Beneficiary. No Participant or Beneficiary will have the right to alienate, anticipate, commute, pledge, encumber, or assign any of the benefits or payments which he or she may expect to receive, contingently or otherwise, under the Plan, except the right to designate a Beneficiary.

          13.2. No Contract of Employment. All benefits created by the Plan constitute a voluntary act on the part of the Employer and are not to be deemed or construed to be a part of any contract of employment. Neither the action of the Employer in establishing the Plan nor any action hereafter taken by the Employer or the Plan Administrator will be construed as giving to any Eligible Employee a right to be retained in the service of the Employer or any right or claim to any benefits under the Plan except as expressly provided in the Plan.

          13.3 Severability. If any provision of the Plan is held invalid or unenforceable, such invalidity or unenforceability will not affect any other provision hereof, and the Plan will be construed and enforced as if such invalid or unenforceable provision had not been included.

          13.4  Successors.   The Plan will be binding  upon  the
     heirs, executors, administrators, personal representatives, successors, and assigns of the parties, including each Participant and Beneficiary, present and future.

          13.5 Captions. The headings and captions herein are provided for convenience only, will not be considered a part of the Plan, and will not be employed in the construction of the Plan.

          13.6. Gender and Number. Except where otherwise clearly indicated by context, the masculine gender will include the feminine gender, the singular will include the plural, and vice versa.

          13.7.      Controlling Law.  The Plan will be construed
     and  enforced according to the laws of the State of Ohio  to
     the   extent  not  preempted  by  federal  law,  which  will
     otherwise control.

          13.8. Title to Assets. No Participant or Beneficiary will have any right to, or interest in, any assets of the Trust Fund, upon termination of his or her employment or otherwise, except to the extent of the benefits payable under the Plan to such Participant out of the assets of the Trust Fund. The Employer will remain primarily liable to pay benefits under the Plan. However, the Employer's liability under the Plan will be reduced or offset to the extent benefit payments are made from the
     Trust   Fund.   The  provisions  of  the  Trust   Fund   are
     incorporated by reference.

          13.9. Payments to Minors, Etc. Any benefit payable to or for the benefit of a minor, an incompetent person or other person incapable of receipting therefor will be deemed paid when paid to such person's guardian, to a trustee holding assets for such person or to the party providing, or reasonably appearing to provide, for the care of such person, and such payments will fully discharge the Trustee, the Plan Administrator, the Employer and all other parties with respect thereto.

          13.10. Acknowledgments. By filing an Enrollment and Change Designation, each Participant specifically acknowledges that the value of the Accounts may increase or decrease and that any such decrease will reduce the benefits payable under the Plan.

          13.11. Entire Agreement; Successors. The Plan, including any election agreements and any amendments thereto, will constitute the entire agreement between the Company and the Participant with respect to the amounts payable under the Plan. No oral statement regarding the Plan may be relied upon by the Participant. The Plan and any amendment will be binding on the parties thereto and their respective heirs, administrators, trustees, successors and assigns, and on all Beneficiaries. By becoming a Participant, each Eligible Employee will be conclusively deemed to have assented to the provisions of the Plan and the Trust Agreement and to any amendments thereto.

          13.12. Tax Effects. None of the Employer, the Plan Administrator, and any firm, person, or corporation, represents or guarantees that any particular federal, state or local tax consequences will occur as a result of any Participant's participation in the Plan. Each Participant should consult with his or her own advisors regarding the tax consequences of participation in the Plan.

                           Structural Dynamics Research Corporation



                          By:  /s/Bryan M. Valentine
                          Title: Vice President - Human Resources

204691.06