Form 10-Q
period 1998-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1998-08-13
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1998

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

              Yes [X]                       No [  ]

      As of July 31, 1998, there were __________ shares of the Registrant's Common Stock without par value issued and outstanding.

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


      STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Operations
                         (Unaudited)
            (in thousands, except per share data)
                                Three Months          Six Months
                               Ended June 30,       Ended June 30,
                               1998     1997        1998     1997
Revenue:
 Software licenses           $38,028   $42,237    $ 79,429   $ 83,395
 Software maintenance and
   services                   57,114    46,441     106,825     86,147
        Total revenue         95,142    88,678     186,254    169,542

Cost of revenue:
 Cost of licenses              7,784     6,656      15,284     12,171
 Cost of maintenance and
  services                    31,159    23,515      58,146     45,960
     Total cost of
       revenue                38,943    30,171      73,430     58,131
Gross profit                  56,199    58,507     112,824    111,411

Operating expenses:
 Selling and marketing        30,033    25,555      55,503     49,711
 Research and development     17,162    14,626      33,216     27,026
    General and
     administrative            4,610     4,877       8,684      9,064
    Purchased in-process
      research and
      development                                              20,850
        Total operating
         expenses             51,805    45,058      97,403    106,651
Operating income               4,394    13,449      15,421      4,760

Other income, net              3,041     1,116       6,687      1,660
Income before income taxes     7,435    14,565      22,108      6,420
Income tax expense             2,322     2,932       6,667      5,954
        Net income           $ 5,113   $11,633    $ 15,441   $    466

Net income per share:
        Basic                $   .14   $   .33    $    .43   $    .01
        Diluted                  .14       .32         .41        .01

Pro forma net income (loss)
   Income before income
    taxes as reported                   14,565                  6,420
   Pro forma income tax
    expense                              3,529                  6,970
     Pro forma net income (loss)       $11,036               $   (550)

   Pro forma net income
    (loss) per share:
        Basic                          $   .31               $   (.02)
        Diluted                            .30                   (.02)

Comprehensive income (loss)  $ 5,041   $11,519    $ 15,210   $ (1,258)

See accompanying notes to consolidated financial statements.



  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheet
                       (in thousands)

                                    June 30,      December 31,
                                     1998          1997
Assets                            (unaudited)

Current assets:
 Cash and cash equivalents          $110,727     $ 81,056
 Marketable securities                12,132       13,030
 Trade accounts receivable, net       88,016       88,954
 Other accounts receivable            13,019       17,815
 Prepaid expenses                     15,123        9,082
        Total current assets         239,017      209,937

Marketable securities                 16,906       14,925

Property and equipment, at cost:
 Computer and other equipment         62,756       57,364
 Office furniture and equipment       18,265       16,983
 Leasehold improvements                7,311        6,685
                                      88,332       81,032

 Less accumulated depreciation and
  amortization                        62,441       56,405
      Net property and equipment      25,891       24,627

Computer software construction
  costs, net                          28,447       31,610
Other assets                          13,150       12,097

               Total assets         $323,411     $293,196


See accompanying notes to consolidated financial statements.



  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheet

            (in thousands, except per share data)



                                       June 30,      December 31,
                                         1998          1997
Liabilities and Shareholders' Equity  (unaudited)

Current liabilities:
 Accounts payable                      $ 13,021     $ 12,230
 Accrued expenses                        36,465       39,590
 Accrued income taxes                     5,580        9,182
 Deferred revenues                       58,254       46,606
        Total current liabilities       113,320      107,608

Other long-term liabilities               7,018        7,751
Shareholders' equity:
 Common stock, stated value
  $.0069 per share
  Authorized 100,000 shares;
  outstanding shares -
  36,216 and 35,654 net of 1,481 and
  1,500 shares in treasury                  252          248
 Capital in excess of stated value      124,087      114,132
 Retained earnings                       82,576       67,135
 Foreign currency translation
   adjustment                            (3,831)      (3,667)
 Unrealized holding loss on
  investments                               (11)         (11)
     Total shareholders' equity         203,073      177,837

     Total liabilities and
      shareholders' equity             $323,411     $293,196

See accompanying notes to consolidated financial statements.



  STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
       Condensed Consolidated Statement of Cash Flows
                         (Unaudited)

                       (in thousands)


                                                    Six Months Ended June 30,
                                                       1998           1997
Net cash provided by operating activities            $ 38,632        $ 44,366
Cash flows from investing activities:
 Sales, (purchases) of marketable securities, net      (1,083)          2,883
 Additions to property and equipment, net              (6,917)         (7,154)
 Additions to computer software construction costs     (5,794)         (4,508)
 Acquisition of Metaphase Technology, Inc.                 --         (28,050)
 Net cash used in investing activities                (13,794)        (36,829)

Cash flows from financing activities:
 Stock issued under employee benefit plans              5,891           5,519
 Repayment of long term debt                             (894)            (91)
 Distributions of S corporation                            --             (35)
 Net cash provided by financing activities              4,997           5,393

Effect of exchange rate changes on cash                  (164)         (1,703)
Increase in cash and cash equivalents                  29,671          11,227

Cash and cash equivalents:
   Beginning of period                                 81,056          72,026

   End of period                                     $110,727        $ 83,253


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

(3)  Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS" No. 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income includes net income as well as other changes in shareholder equity, except changes resulting from shareholders' investments in the Company and distributions to shareholders. SFAS No. 130 is effective for the Company's reporting periods beginning in 1998 with comparative amounts for prior years. Comprehensive income, net of tax, is reported on the consolidated statement of operations.

(4)  Earnings Per Share

Basic earnings per common share and dilutive earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, respectively. Dilutive common equivalent shares are calculated using the treasury stock method and consist of stock option grants.

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows:

                           Three Months        Six Months
                           Ended June 30,      Ended June 30,
                           1998      1997      1998      1997


Net income (numerator)     $ 5,113  $11,633   $15,441  $   466
Weighted average
outstanding:
   Common shares (basic
    denominator)            36,171   35,114    36,006   34,988
   Dilutive employee stock
    options                  1,446    1,403     1,493    1,200
Common stock and dilutive
 common stock equivalents
 (diluted denominator)      37,617   36,517    37,499   36,188
Earnings per share:
   Basic                   $   .14  $   .33   $   .43  $   .01
   Diluted                 $   .14  $   .32   $   .41  $   .01

(4)  Earnings Per Share - Continued

Options to purchase 1,613 shares of common stock for the three and six month periods ended at June 30, 1998 and 1,466 shares of common stock for the three and six month periods ended June 30, 1997 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares for the periods.

(5)  Taxes

The provision for income taxes primarily reflects taxes currently payable. Based on the Company's historical tax position, as well as the Company's current and anticipated mix of domestic and foreign pre-tax accounting income, tax credits and deductions from non-qualified stock option exercises over the next four years, a valuation allowance is provided against deferred tax assets when the Company believes it is more likely than not that the deferred tax assets will not be realized. These factors cause the effective tax rate to differ from the expected statutory rate. Additionally, in the first quarter of 1998, the Company and the Internal Revenue Service settled the existing audit of the Company for the years 1987 through 1994, and agreed that the Company was due a refund of $1,751 in tax relating to the (previously disclosed) restatement of its 1994 and prior financial statements. This refund was received and recorded as a benefit to tax expense during the period ending March 31, 1998.

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

Derivatives and Hedging Activities

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gain and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. SFAS No. 133 is effective for the Company's financial reporting beginning in 2000 and cannot be applied retroactively to financial statements of prior periods. The Company enters into forward foreign exchange contracts to hedge certain foreign currency denominated receivables. The Company has not determined the impact that SFAS No. 133 will have on the results of its operations or financial position.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.
(in thousands)

Structural Dynamics Research Corporation is a leading supplier of CAD/CAM/CAE software for Mechanical Design Automation ("MDA"), Product Data Management ("PDM") software and related services. The Company provides software tools and related services to manufacturers worldwide to optimize the entire product development process, reducing cost while streamlining the development process and managing product information. The Company markets its MDA software under the brand name I-DEAS" and its PDM software under the brand name Metaphase".

Certain statements in this Form 10-Q are forward looking and involve risks and uncertainties, including the economic stability of the Asia-Pacific region, the impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The Company's results could differ from those results described herein. Forward looking information should be evaluated in the context of these and other factors some of which are described in more detail in "Factors That May Affect Future Results".

Revenue

The Company's consolidated net revenue increased 7% and 10% for the three and six months ended June 30, 1998, compared to the corresponding periods of 1997. Revenue growth was led by strong sales of licenses, software maintenance and services in Europe and Asia-Pacific, while license revenues from North America declined for both periods when compared to 1997. For the three month period ended June 30, 1998 and 1997, revenue in North America accounted for 46% and 54%, Europe 36% and 29%, and Asia-Pacific 18% and 17%, respectively, of consolidated revenues. For the six month period ended June 30, 1998 and 1997, revenue in North America accounted for 45% and 53%, Europe 34% and 28% and Asia-Pacific 21% and 19%, respectively. The Company expects the international market to continue to account for a significant portion of revenue in future periods.

Software license revenue decreased 10% and 5% for the three and six months ended June 30, 1998, compared to the corresponding periods of 1997. I-DEAS license sales declined 17% and 4% for the three and six months periods ended June 30, 1998, compared to the corresponding periods of 1997. The decline was concentrated in North America, while I-DEAS sales continued to grow in the other regions. I-DEAS revenue from Asia-Pacific during 1998 included a significant license order from the Company's major Japanese distributor. Metaphase license sales increased 44% for the three months period ended June 30, 1998 due to strong sales in Europe. For the six month period, Metaphase license sales declined 10% compared to last year. The comparison of Metaphase license revenue to last year is impacted by a large order of $7,200 from Ford Motor Company, which occurred in the first quarter of 1997.

Software maintenance and service revenue increased 23% to $57,114 for the three months ended June 30, 1998, and 24% to $106,825 for the six months ended June 30, 1998, compared to the corresponding periods of last year. The growth was due to more maintenance contracts and implementation engagements being generated from a larger, worldwide customer base. Services revenue growth was the strongest in Europe, due to large implementation projects for I-DEAS and Metaphase license customers.

Expenses

Cost of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 29% to $38,943 for the three months ended June 30, 1998, compared to $30,171 for the three months ended June 30, 1997. Cost of revenue increased 26% to $73,430 for the six months ended June 30, 1998, compared to $58,131 for the six months ended June 30, 1997. Cost of revenue represented 41% and 39% of revenue for the three and six months ended June 30, 1998, compared to 34% for the corresponding 1997 periods.

The cost of licenses increased 17% and 26% for the three and six months ended June 30, 1998, compared to the previous year periods as a result of more amortization and royalty fees. The cost of licenses as a percentage of license revenue increased to 20% and 19% for the three and six months ended June 30, 1998, compared to 16% and 15% of license revenue for the corresponding 1997 periods due to certain fixed components of license cost and the lower level of license revenues. The cost of services and maintenance represented 55% and 54% of the associated revenue for the three and six months ended June 30, 1998, compared to 51% and 53% for the corresponding 1997 periods. Cost of services and maintenance increased, particularly in Europe, due to the hiring, training, labor and third party consulting expenses associated with expanding resources to meet the growing demand for software implementation, training services and post license sales support.

Selling and marketing expenses consist of the costs associated with the worldwide sales and marketing staff, advertising and product localization. Selling and marketing expenses increased 18% and 12% for the three and six months ended June 30, 1998 from the corresponding 1997 periods. Selling and marketing expenses represented 32% and 30% of revenue for the three and six months ended June 30, 1998 compared to 29% for the corresponding periods in 1997. The higher expense level was primarily a result of increased headcount in the direct sales force and incremental expenditures for new advertising and marketing campaigns. Selling and marketing expenses are expected to increase during the remaining months of 1998 because of continued spending for the new advertising and marketing campaigns and an increased level of sales staff.

Research and development expenses consist primarily of salaries, benefits, computer equipment costs and facilities associated with the product development staff, and excludes costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses increased 17% and 23% for the three and six month periods ended June 30, 1998, compared to the corresponding periods in 1997. The increase in research and development expense for 1998 as compared to 1997 is primarily a result of increased headcount of product developers. The expiration of certain customer funded research and development projects also resulted in higher expense for 1998 periods. Research and development expense excluded capitalized internal software costs of $2,745 and $5,669 for the three and six months ended June 30, 1998, compared to $1,132 and $4,458 for the corresponding periods in 1997. The amount of capitalized software development cost may vary among periods depending on the stage of development being performed on future product releases. The Company expects to continue to devote a substantial level of resources to product development.

Expenses (continued)

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and administrative staffs. General and administrative expenses decreased 6% to $4,610 for the three months ended June 30, 1998, compared to $4,877 for the three months ended June 30, 1997. These expenses decreased 4% to $8,684 for the six months ended June 30, 1998, compared to $9,064 for the six months ended June 30, 1997. General and administrative expenses were higher in the previous year's periods due to recruiting and relocation cost associated with changes in executive management and higher performance compensation accruals in 1997. General and administrative expenses represent 5% of revenue for the three and six months ended June 30, 1997 and 1998.

During the three months ended March 31, 1997, a one-time charge of $20,850 was recorded to write off in-process research and development acquired in the acquisition of Metaphase Technology, Inc. ("MTI") that did not have an alternative future use and had not reached technological feasibility. The Company had acquired the remaining stock of MTI, and certain assets of Control Data Systems, Inc.'s global PDM software sales and support business in January 1997. The purchase price of approximately $33,000 included cash and a stock warrant. The acquisition was accounted for as a purchase.

Other income, net

For the three and six month periods ended June 30, 1998, other income increased $1,925 and $5,027 as compared to the corresponding period in 1997. Other income included $1,200 and $2,590 received from insurance settlements during the three and six month periods ended June 30, 1998, respectively. Additionally, $670 of interest income received on a federal income tax refund was recorded during the period ended March 31, 1998. Other income also increased due to more interest earned on increased balances in interest-bearing accounts since last year, and favorable movement of currency exchange rates compared to the same periods last year. Other income also included $205 and $80 in 1998 and 1997, respectively, for equity in earnings of ESTECH, a joint venture.

Taxes

The provision for income taxes primarily reflected taxes currently payable. A substantial portion of deferred tax benefits relating to temporary differences was offset by a valuation allowance because of doubt regarding the ultimate realization of the benefits. These factors caused the effective tax rate to differ from the expected statutory rate.

Comprehensive Income


The  differences  between  net income  and  comprehensive  income
(loss) were primarily due to unrealized losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Net foreign currency translation losses occurred because the U.S. dollar strengthened against the foreign currencies of the subsidiaries.

Liquidity and Capital Resources

The Company generated $38,632 of cash from operating activities during the six months ended June 30, 1998. At June 30, 1998, the Company had cash and investments of $139,765 as compared to $109,011 at December 31, 1997. The Company's working capital was $125,697 at June 30, 1998. In addition, the Company has an unused unsecured bank line of credit of $15,000. During 1998, the Company paid $894 to completely extinguish a long-term note, which it assumed in the acquisition of CASE. The Company does not have any long-term debt or current commitments for material capital expenditures. The existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.

Factors That May Affect Future Results

The historical results of operations and financial position of the Company are not necessarily indicative of future financial performance. The Company's results and forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause future results to differ materially from those projected.

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

Expense Management

The Company's operating expense levels are planned, in part, on its future revenue opportunities. The Company's expense levels are generally committed in advance and, in the near term, relatively small portions of the Company's expenses vary with revenue. Accordingly, future operating results will be impacted by the Company's ability to convert operating outlays into expected revenue growth at profitable margins. If future revenues are less than expected, net income may be disproportionately affected since expenses are relatively fixed. In the recent months, the Company has taken initiatives to expand, train and reorganize its sales infrastructure. Future results could be affected by the ability of the expanded sales infrastructure to generate revenue growth.

Year 2000

The year 2000 causes concern about whether computer systems will appropriately recognize dates beyond the year 1999. The Company is reviewing all of its significant internal-use computer systems and, at this time, does not expect any significant expenditures associated with the year 2000 consequences. The Company's management information system software is Year 2000 Compliant.
The  Company's  primary software offerings  are  also  Year  2000
Compliant.

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

                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the April 29, 1998 Annual Meeting of Shareholders, the
     Company's shareholders voted to:

     --     Elect  three Class I directors to serve  until  the
     2000 Annual Meeting as follows:

           William  P.  Conlin -- 32,773,276 shares  in  favor;
     460,356 shares withheld or against.
           Bannus  B.  Hudson -- 32,766,058  shares  in  favor;
     467,574 shares withheld or against.
          Arthur B. Sims -- 32,785,286 shares in favor; 448,346 shares withheld or against.

          There were no broker non-votes.

     --     Reject  the  adoption  of the  Structural  Dynamics
     Research Corporation 1998 Long-Term Stock Incentive Plan. Shares totalling 15,718,653 voted against, 13,637,971 voted in favor, and 73,458 abstained with no broker non-votes.

     --    Ratify the appointment of PricewaterhouseCoopers LLP
     as the independent auditors of the Company for 1998. Shares totalling 33,170,476 voted in favor, 20,166 voted against and 42,990 abstained with no broker non-votes.

Item 5.   Other Information.

           The Securities and Exchange Commission has recently amended Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not to be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting if it receives notice of the proposed non-Rule 14a-8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting.

          As this new provision applies to the Company, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after February 15, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits

          27   Financial data schedule for the period ended June 30,
1998, filed herewith.

 (b) No report on Form 8-K was filed during the second quarter of 1998.





                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STRUCTURAL DYNAMICS RESEARCH
                                CORPORATION




Date:  August 13, 1998          By: /s/ Jeffrey J. Vorholt
                                  Jeffrey J. Vorholt,
                                  Vice President,
                                  Chief Financial Officer and
                                  Treasurer



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