Form 10-Q
period 1998-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1998-11-16
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1998

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

              Yes [X]                       No [  ]

      As of October 31, 1998, there were 36,369,573 shares of the Registrant's Common Stock without par value issued and outstanding.

                 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)

                               Three Months          Nine Months
                              Ended September 30,   Ended September 30,
                             1998         1997      1998       1997
Revenue:
 Software licenses          $ 43,886     $40,429   $123,315   $123,824
 Software maintenance and
  services                    57,933      46,309    164,758    132,456
    Total revenue            101,819      86,738    288,073    256,280

Cost of revenue:
 Cost of licenses              7,819       6,555     23,103     18,726
 Cost of maintenance and
  services                    32,794      24,454     90,940     70,414
    Total cost of revenue     40,613      31,009    114,043     89,140
Gross profit                  61,206      55,729    174,030    167,140

Operating expenses:
 Selling and marketing        29,146      25,355     84,649     75,066
 Research and development     16,164      11,586     49,381     38,612
 General and administrative    4,503       3,835     13,186     12,899
 Purchased in-process
  research and development                                      20,850
    Total operating
     expenses                 49,813      40,776    147,216    147,427
Operating income              11,393      14,953     26,814     19,713

Other income, net              4,144       1,211     10,830      2,871
Income before income taxes    15,537      16,164     37,644     22,584
Income tax expense             5,199       3,412     11,865      9,366
        Net income          $ 10,338     $12,752   $ 25,779   $ 13,218

Net income per share:
        Basic               $    .29     $   .36   $    .71   $    .38
        Diluted                  .28         .34        .67        .36

Pro forma net income
 Income before income
  taxes as reported                       16,164                22,584
 Pro forma income tax
  expense                                  3,759                10,729
      Pro forma net income               $12,405              $ 11,855

Pro forma net income
 per share:
  Basic                                  $   .35              $    .34
  Diluted                                    .33                   .33

Comprehensive income                    $ 12,116     $12,071   $ 27,393   $ 10,813

See accompanying notes to consolidated financial statements.



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

                         (in thousands)


                                  September 30,    December 31,
                                       1998         1997
                                   (unaudited)
Assets
Current assets:
 Cash and cash equivalents           $132,625     $ 81,056
 Marketable securities                 13,362       13,030
 Trade accounts receivable, net        83,748       88,954
 Other accounts receivable              8,129       17,815
 Prepaid expenses                      10,951        9,082
  Total current assets                248,815      209,937

Marketable securities                  13,046       14,925

Property and equipment, at cost:
 Computer and other equipment          59,682       57,364
 Office furniture and equipment        19,077       16,983
 Leasehold improvements                 7,732        6,685
                                       86,491       81,032

 Less accumulated depreciation and
   amortization                        61,452       56,405
        Net property and equipment     25,039       24,627

Computer software construction
 costs, net                            32,118       31,610
Other assets                           16,986       12,097

               Total assets          $336,004     $293,196


See accompanying notes to consolidated financial statements.



    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

              (in thousands, except per share data)

                                            September 30,     December 31,
                                                 1998             1997
Liabilities and Shareholders' Equity          (unaudited)
Current liabilities:
 Accounts payable                            $ 12,064          $ 12,230
 Accrued expenses                              40,772            39,590
 Accrued income taxes                           3,855             9,182
 Deferred revenues                             51,708            46,606
        Total current liabilities             108,399           107,608

Other long-term liabilities                     7,482             7,751

Shareholders' equity:
 Common stock, stated value $.0069 per share
   Authorized 100,000 shares;
   outstanding shares -
   36,291 and 35,654 net of 1,452 and
   1,500 shares in treasury                       252               248
 Capital in excess of stated value            129,021           114,132
 Retained earnings                             92,914            67,135
 Foreign currency translation adjustment       (2,231)           (3,667)
 Unrealized holding gain (loss) on
  investments                                     167               (11)
    Total shareholders' equity                220,123           177,837
    Total liabilities and
     shareholders' equity                    $336,004          $293,196

See accompanying notes to consolidated financial statements.




    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)


                                                  Nine Months Ended
                                                     September 30,
                                                  1998           1997

Net cash provided by operating activities       $ 63,144        $ 58,616
Cash flows from investing activities:
   Sales, (purchases) of marketable
     securities, net                               1,725          (2,723)
   Additions to property and equipment, net       (9,246)         (9,497)
   Additions to computer software
     construction costs                          (12,815)         (7,746)
   Sale of test business                           1,809
   Acquisition of Metaphase Technology, Inc.                     (28,050)
   Net cash used in investing activities         (18,527)        (48,016)

Cash flows from financing activities:
   Stock issued under employee benefit
    plans                                          6,410           9,938
   Repayment of long term debt                      (894)           (152)
   Distributions of S corporation                                   (254)
   Net cash provided by financing
     activities                                    5,516           9,532

Effect of exchange rate changes on cash            1,436          (2,426)
Increase in cash and cash equivalents             51,569          17,706

Cash and cash equivalents:
   Beginning of period                            81,056          72,026
   End of period                                $132,625        $ 89,732


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

(4)  Earnings Per Share

Basic earnings per common share and dilutive earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, respectively. Dilutive common equivalent shares are calculated using the treasury stock method and consist of dilutive stock option grants.

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows:




                          Three Months          Nine Months
                         Ended September 30,   Ended September 30,
                         1998       1997        1998        1997

Net income (numerator)   $10,338   $12,752     $25,779    $13,218

Weighted average
outstanding:
  Common shares (basic
   denominator)           36,270    35,433      36,095     35,138
  Dilutive employee stock
  options                    956     1,752       2,309      1,273
Common stock and dilutive
common stock equivalents
(diluted denominator)     37,226    37,185      38,404     36,411

Earnings per share:
   Basic                 $   .29   $   .36     $   .71    $   .38
   Diluted               $   .28   $   .34     $   .67    $   .36

(4)  Earnings Per Share - Continued

Options to purchase 1,625 and 560 shares of common stock for the three and nine month periods ended at September 30, 1998 and 1,084 shares of common stock for the three and nine month periods ended September 30, 1997, respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares for the periods.

(5)  Taxes

Based on the Company's historical tax position, as well as the Company's current and anticipated mix of domestic and foreign pre-tax accounting income, tax credits and deductions from non-qualified stock option exercises over the next four years, a valuation allowance is provided against deferred tax assets when the Company believes it is more likely than not that the deferred tax assets will not be realized. These factors cause the effective tax rate to differ from the expected statutory rate. Additionally, in the first quarter of 1998, the Company and the Internal Revenue Service settled an audit of the Company for the years 1987 through 1994, and agreed that the Company was due a refund of $1,751 in tax relating to the (previously disclosed)
restatement  of  its 1994 and prior financial  statements.   This
refund was received and recorded as a benefit to tax expense during the period ending March 31, 1998.

(6)  New Accounting Pronouncements

Revenue Recognition

In August 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which is effective for transactions occurring in the Company's fiscal year which began January 1, 1998. In March 1998, the AICPA issued SOP 98-4, "Deferral of the effective date of a provision of SOP 97-2". SOP 98-4 allows companies to defer adoption of certain provisions of SOP 97-2 related to vendor-specific objective evidence. The adoption of SOP 97-2 in the quarter ended March 31, 1998 did not have a significant impact on the Company's financial condition or results of operations.

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

(7)  Subsequent Event

In October 1998, the Company announced a definitive agreement to acquire privately-held Imageware Corporation ("Imageware") of Ann Arbor, Michigan for approximately $31 million in cash. Imageware is a developer of free form surface modeling and 3D inspection software tools for the automotive, aerospace and consumer products industries. The Company plans to integrate Imageware's surfacing technologies into I-DEAS software, while improving its stand-alone capabilities and links to other CAD systems. The transaction, which will be accounted for as a purchase, is expected to be completed during the Company's fourth fiscal quarter, subject to the approval of Imageware's shareholders. The purchase price will be paid from the Company's present cash balances. Upon closure, the Company expects to record a one-time charge against earnings to write off in-process research and development, which has no alternative future use and has not reached technological feasibility. The amount of the charge is not known at this time. The historic operating results of
Imageware   are  not  material  to  the  Company's   consolidated
operations.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.
(in thousands)

Structural Dynamics Research Corporation is a leading supplier of enterprise product development solutions through its suite of Mechanical Design Automation ("MDA") software, Product Data Management ("PDM") software and related services. The Company provides software tools and related services to manufacturers worldwide to optimize the entire product development process, reducing cost while streamlining the development process and managing product information. The Company markets its MDA software under the brand name I-DEAS" and its PDM software under the brand name Metaphase".

Certain statements in this Form 10-Q are forward looking and involve risks and uncertainties, including the economic stability of the Asia-Pacific region, the impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The Company's results could differ materially from those results described herein. Forward looking information should be evaluated in the context of these and other factors some of which are described in more detail in "Factors That May Affect Future Results".

Revenue

The Company's consolidated net revenue increased 17% and 12% for the three and nine months ended September 30, 1998, compared to the corresponding periods of 1997. Revenue growth was led by strong sales of software maintenance and services in all major geographic regions. For the three month period ended September 30, 1998 and 1997, revenue in North America accounted for 45% and 46%, Europe 32% and 34%, and Asia Pacific 23% and 20%, respectively, of consolidated revenues. For the nine month period ended September 30, 1998 and 1997, revenue in North America accounted for 45% and 51%, Europe 33% and 30% and Asia Pacific 22% and 19%, respectively. The Company expects the international market to continue to account for a significant portion of revenue in future periods.

Total software license revenue increased 9% for the three months ended September 30, 1998 compared to the same period last year. I-DEAS and Metaphase license revenue grew 8% and 12%, respectively, for the three month period ended September 30, 1998. The growth was driven by orders from the automotive industry and a $7 million I-DEAS sale to MTS Systems Corporation. For the nine months ended September 30, 1998, I-DEAS and Metaphase license revenue was approximately equal to the previous year period. License revenue growth in Europe and Asia Pacific offset declines in North America. The North America decline was attributed to a few large, automotive orders in 1997 which did not recur in 1998 to the same magnitude.

Software maintenance and service revenue increased 25% to $57,933 for the three months ended September 30, 1998, and 24% to $164,758 for the nine months ended September 30, 1998, compared to the corresponding periods of last year. The growth was due to more maintenance contracts and implementation engagements being generated from a larger, worldwide customer base. Services revenue growth remained the strongest in Europe due to large implementation projects for I-DEAS and Metaphase license customers.

Expenses

The costs of revenue consists principally of the staff and related costs associated with the generation and support of software service revenue, amortization of capitalized software construction costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. The cost of licenses increased 19% for the three months ended September 30, 1998, to 18% of license revenue compared to 16% of license revenue for the corresponding 1997 period. For the nine months ended September 30, 1998, the cost of licenses increased 23% to 19% of license revenue compared to 15% of license revenue for the corresponding 1997 period. The relative and absolute increase from the prior year periods was primarily due to increased royalty fees. The cost of services and maintenance represented 57% and 55% of the associated revenue for the three and nine months ended September 30, 1998, compared to 53% for the corresponding 1997 periods. Cost of services and maintenance increased, particularly in Europe, due to the hiring, training, labor and third party consulting expenses associated with expanding resources to meet the growing demand for software implementation, training services and post license sales support.

Selling and marketing expenses consist of the costs associated with the worldwide sales and marketing staff, advertising and product localization. Selling and marketing expenses increased 15% and 13% for the three and nine months ended September 30, 1998, respectively, from the corresponding 1997 periods. Selling and marketing expenses represented 29% of revenue for the three and nine months ended September 30, 1998 and for the corresponding periods in 1997. The higher expense level was primarily a result of increased headcount in the direct sales force and incremental expenditures for new advertising and marketing campaigns. Selling and marketing expenses during the remaining months of 1998 are expected to increase because of continued spending for the new advertising and marketing campaigns and an increased level of sales staff.

Research and development expenses consist primarily of salaries, benefits, computer equipment costs and facilities associated with the product development staff, and exclude costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses increased 40% and 28% for the three and nine month periods ended September 30, 1998, respectively, compared to the corresponding periods in 1997. The increase in research and development expense for 1998 as compared to 1997 is primarily a result of increased headcount of product developers. The expiration of certain customer funded research and development projects also resulted in higher expense for 1998 periods. Research and development expense excluded capitalized internal software costs of $3,896 and $9,565 for the three and nine months ended September 30, 1998, compared to $3,239 and $7,697 for the corresponding periods in 1997. The amount of capitalized software development cost may vary among periods depending on the stage of development being performed on future product releases. The Company expects to continue to devote a substantial level of resources to product development.

Expenses (continued)

General and administrative expenses consist of costs associated with the corporate, finance, legal, human resource and administrative staffs. General and administrative expenses increased to $4,503 for the three months ended September 30, 1998, compared to $3,835 for the three months ended September 30, 1997. These expenses increased to $13,186 for the nine months ended September 30, 1998, compared to $12,899 for the nine months ended September 30, 1997. General and administrative expenses represent 4% of revenue for the three month periods ended September 30, 1997 and 1998 and 5% of revenue for the nine month periods then ended.

During the three months ended March 31, 1997, a one-time charge of $20,850 was recorded to write off in-process research and development acquired in the purchase of Metaphase Technology, Inc. ("MTI") that did not have an alternative future use and had not reached technological feasibility. The Company acquired the remaining stock of MTI, and certain assets of Control Data Systems, Inc.'s global PDM software sales and support business in January 1997. The purchase price of approximately $33,000 included cash and a stock warrant. The acquisition was accounted for using the purchase method.

Other income, net

Other income included a net gain of $2,745 from the September 1998 sale of certain equipment, customer consulting contracts and customer support contracts associated with the Company's test software business to MTS Systems Corporation ("MTS"). Under the same agreement, the Company also sold a perpetual, exclusive license to MTS for I-DEAS test software for $7,000. MTS assumed responsibility for the continued development of test software and for servicing the consulting and customer support contracts acquired from the Company. The Company retained the right to sell test software products and enhancements as provided by MTS. Net cash inflow to the Company from the agreement was $8,809, which was net of payments to MTS for pre- billed, customer support contracts for which MTS assumed responsibility.

Other income included $2,590 received from insurance settlements during the nine month period ended September 30, 1998. Additionally, $670 of interest income received on a federal income tax refund was recorded during the period ended March 31, 1998. Other income also increased due to more interest earned on increased balances in interest-bearing accounts since last year. Other income included $205 and $80 in 1998 and 1997, respectively, for equity in earnings of ESTECH, a joint venture.


Taxes

In recent years, a substantial portion of deferred tax benefits relating to temporary differences was offset by a valuation allowance because of doubt regarding the ultimate realization of the benefits. This caused the effective tax rate to differ from the expected statutory rate. The factors, which necessitated the establishment of a complete valuation allowance are not expected to be entirely present in the future. The Company has begun a process to reduce the valuation allowance over approximately a two year time frame based on current facts and forecasted circumstances. The Company will continue to monitor this situation and adjust the valuation allowance as appropriate.

Comprehensive Income


The  differences  between  net income  and  comprehensive  income
(loss) were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Net foreign currency translation losses occurred in 1997 because the U.S. dollar strengthened against the foreign currencies of the subsidiaries. In 1998, these foreign currencies gained relative to the U.S. dollar which resulted in translation gains.

Liquidity and Capital Resources

The Company generated $63,144 of cash from operating activities during the nine months ended September 30, 1998. At September 30, 1998, the Company had cash and investments of $159,033 as compared to $109,011 at December 31, 1997. The Company's net working capital was $140,416 at September 30, 1998. In addition, the Company has an unused unsecured bank line of credit of
$15,000.   During  1998,  the Company  paid  $894  to  completely
extinguish a long-term note, which it assumed in the 1997 acquisition of CASE. The Company does not have any long-term debt or current commitments for material capital expenditures, other than the acquisition of Imageware Corporation.

In September 1998, the Company's Board of Directors approved a stock repurchase program. The Company may purchase up to three million shares of its own stock in the open market at management's discretion. The purchases will be funded from available working capital and used to offset the issuance of shares under existing employee stock plans.

The existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected requirements for the foreseeable future.

Acquisition of Imageware

In October 1998, the Company announced a definitive agreement to acquire privately-held Imageware Corporation ("Imageware") of Ann Arbor, Michigan for approximately $31 million in cash. Imageware is a developer of free form surface modeling and 3D inspection software tools for the automotive, aerospace and consumer products industries. The Company plans to integrate Imageware's surfacing technologies into I-DEAS software, while improving its stand-alone capabilities and links to other CAD systems. The transaction, which will be accounted for as a purchase, is expected to be completed during the Company's fourth fiscal quarter, subject to the approval of Imageware's shareholders. The purchase price will be paid from the Company's present cash balances. Upon closure, the Company expects to record a one-time charge against earnings to write off in-process research and development that has no alternate future use and has not reached technical feasibility. The amount of the charge is not known at this time. The historic operating results of Imageware are not material to the Company's consolidated operations.

Factors That May Affect Future Results

The historical results of operations and financial position of the Company are not necessarily indicative of future financial performance. The Company's results and forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below that could cause future results to differ materially from those projected.

Market Growth

The Company derives most of its revenues from selling software products and services to the high-end users of the product design markets. Market growth and the Company's ability to match resource levels with market growth rates will directly impact its future operating results. In recent months, actual market growth rates for high-end, MDA license sales within North

Factors That May Affect Future Results (continued)

America deteriorated relative to beginning of the year forecasts. MDA market growth may have slowed due to preferences among new users for lower priced, mid-range products and strong capacity within the installed base of seats already sold. If MDA market growth rates continue to decline, the Company's license revenue growth, as well as maintenance and services revenue growth, may be less than previously expected.

Expense Management

The Company's operating expense levels are planned, in part, on expected revenue growth. The Company's expense levels are generally committed in advance and, in the near term, relatively small portions of the Company's expenses vary with revenue. Accordingly, future operating results will be impacted by the Company's ability to convert operating outlays into expected revenue growth at profitable margins. If future revenues are less than expected, net income may be disproportionately affected since expenses are relatively fixed. In the recent months, the Company has taken initiatives to expand, train and reorganize its sales infrastructure. Future results could be affected by the ability of the expanded sales infrastructure to generate expected revenue growth.

Product Distribution

Besides its own sales force, the Company relies on distributors, representatives and value-added resellers to market a significant portion of its products. The loss of a major customer or a reduction in orders from a major customer, distributor, representative or value-added reseller, could have a significant impact on the results of operations in any particular quarter. Historically, a significant portion of the Company's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. If customers delay their orders or a disruption in the Company's distribution occurs, quarterly results of operations in any particular quarter may be negatively impacted. The Company usually ships software licenses within one to two weeks after receipt of a customer order. Typically, orders exist at the end of a quarter which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period.

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


International Business

A   significant  portion  of  the  Company's  revenues  is   from
international markets. As a result, the Company's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business. The Company has invested sizable resources in the Asia Pacific region, particularly in Japan and South Korea. Economic instability in this region could lead to an adverse impact on the Company's operation results and financial position.

Factors That May Affect Future Results (continued)

Year 2000

The Year 2000 causes uncertainties about whether computer systems and other equipment with date sensitive hardware or software, will appropriately recognize and process dates beyond 1999. The failure of software programs, computer hardware and equipment in this regard could result in business interruptions and adversely affect the Company's operating results. The Company has taken measures to address its exposure to these potential date-related failures.

The Company's major exposures to date-related failures include product liability for the software programs which it markets. The Company's primary software offerings, (I-DEAS Master Series and Metaphase Enterprise), store dates in a full, four-digit format. The Company has conducted extensive testing of these software offerings, including integrated third party functionality, for Year 2000 compliance ("compliance"). Based on testing to date, I-DEAS Master Series 5 and Metaphase Enterprise
2.3 and their respective subsequent releases, properly recognize and process dates beyond 1999 when the underlying operating system of the host machine provides full date information to the software. The Company has tested, and will continue to test, its code for new products and enhancements to ensure compliance in future software releases. Potential causes of failure will continue to be rectified in a timely manner. Compliance of product versions prior to I-DEAS Master Series 5 and Metaphase Enterprise 2.3 is not completely known; however, if there are issues of non-compliance, current customers of such products can upgrade to achieve Year 2000 compliance. While the software products were developed to be compliant, customizations and modifications to the products are the responsibilities of the
customer  and  may not necessarily be compliant.   To  date,  the
Company is not aware of any customer customizations or modifications which result in significant date-related failures of otherwise compliant software.

The  Company  relies  on  third parties  for  telecommunications, electricity,  banking,  shipping  and  other  essential  business operations. Additionally, its information systems depend on computer hardware, software, and other equipment also supplied by third parties. To reduce the uncertainty and mitigate the consequences of the Year 2000, the Company has adopted a Year 2000 conversion approach with five basic phases: Awareness, Assessment, Renovation, Validation, and Implementation. The approach is being applied throughout the Company and is in differing phases among areas of exposure. The Company is in the process of identifying the critical suppliers of services and systems and assessing which, if any, areas pose significant risks of business interruption. So far, no significant deficiencies have been identified. The Company's enterprise management information system, SAP R/3, is Year 2000 compliant based on representations from its supplier, SAP AG.

At this time, the Company expects the conversion to Year 2000 compliance to be completed in 1999. The total cost of any modifications necessary to achieve compliance is not expected to be material to operating results. The Company's policy, in accordance with Generally Accepted Accounting Procedures, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the assets estimated useful lives.

While the Company has taken measures to reduce the risk of date-related failures, it cannot eliminate the potential for business interruption or product failure due to third party non-
compliance. Additionally, Year 2000 interruptions in the Company's customer base could reduce or delay sales. With respect to contingency plans, the Company has not developed contingency plans at this time to handle significant failures. The Company will address contingency planning in 1999 for the most reasonably likely worst case scenarios.

Factors That May Affect Future Results (continued)

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro currency, adopting the euro as their common legal currency on that date. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002. During this transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis whereby recipients must accept euros or the legacy currency as offered by the payor. A currency translation process known as triangulation will dictate how legacy currencies will be converted to the euro and other legacy currencies. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins and replace the legacy currencies as legal tender in cash transactions by July 1, 2002.

Because the Company conducts a significant portion of its business in Europe, including subsidiaries in six euro participating countries, its business and operations will be effected by the euro conversion. Management is addressing the euro conversion, but its impact on future operating results is uncertain. Management expects the conversion to increase cross-border competition for its products within Europe due to easier price transparency for customers. While management expects the total unit price of product and taxes charged to European customers to converge over time, the impact on the total revenues and the mix of revenues among its European subsidiaries is uncertain. Additionally, increased cross-border competition could effect the Company's labor cost and eventually its allocation of resources within Europe.

The Company is implementing an upgrade to its management information system which includes the ability to simultaneously record transactions in euros, perform the prescribed currency conversion computations and convert legacy currency amounts to euro. The impact of the conversion on the Company's currency risk and taxable income is not expected to be significant. In regard to contracts denominated in legacy currencies, management has not identified any third party or customer contracts whose performance might be considered unenforceable due to a currency substitution. Management will continue to monitor for significant contracts which may be void due to the conversion.

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



                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     4.   Rights Agreement between the Company and Harris Trust &
          Savings Bank, dated August 10, 1998 (this exhibit is incorporated herein by reference to the Company's report on Form 8-K filed August 6, 1998).

      27. Financial  data  schedule  for  the   period   ended
          September 30, 1998, filed herewith.

(b) The Company filed a Form 8-K on August 6, 1998 to report the adoption of a Shareholder Rights Plan that replaced the Company's prior Shareholder Rights Plan which expired at the conclusion of its ten year term. Like the expired Plan, the new Plan grants the Company's shareholders certain rights to purchase additional common stock in the event of an unsolicited attempt to gain control of the Company.





                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STRUCTURAL DYNAMICS RESEARCH
                                CORPORATION




Date:  November 11, 1998        By: /s/ Jeffrey J. Vorholt
                                  Jeffrey J. Vorholt,
                                  Vice President,
                                  Chief Financial Officer and
                                  Treasurer



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