Form 10-K405
period 1998-12-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1999-03-31
CIK 820235

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549
                         __________________

                             FORM 10-K
                         __________________

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       Commission file number 33-16541
December 31, 1998

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

                          Title of class

                   Common Stock without par value

  Indicate by check mark whether the registrant (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]     No
                          __________________

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                          __________________

   As of March 18, 1999, 35,642,423 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was $424,984,714 at that date.
                          __________________

                  DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Registrant's Annual Report to Shareholders for the year ended
December 31, 1998.
                     Part I, Part II and Part IV

Registrant's definitive Proxy Statement dated April 1, 1999.
                     Part II, Part III and Part IV


                                PART I

Factors That May Affect Future Results

       Information   in  this  report  may  contain  forward-looking
statements which are based on the estimates and assumptions of management at the time such statements are made. Actual results could differ materially from those disclosed in any forward-looking statement as a result of risks and uncertainties, some of which are described in more detail in the "Factors That May Affect Future Results" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference to pages 23 through 31 of the Company's 1998 Annual Report to Shareholders.

Item 1:   Description of Business

General

       Structural Dynamics Research Corporation (the "Company" or "SDRC") is a leading developer and supplier of enterprise-wide, product development software for mechanical design automation ("MDA") and product data management ("PDM"). Customers use the Company's software to develop mechanical products and manage information about their products. The Company's MDA software is an integrated CAD/CAM/CAE (computer-aided design, computer-aided manufacturing and computer-aided
engineering) solution which helps  manufactures   streamline  product
development  processes   while  reducing  time  and  cost.  The Company's
PDM software collects comprehensive information across product life stages and readily distributes the information to users, allowing companies to leverage their knowledge to develop products better and
faster. Complementing  its  software  tools,  the  Company  supports   its
customers with training, software implementation and consulting services through its professional services staff.

     The Company's products and services are most valuable to companies seeking to accelerate their time to market for new
products,  in  response to increased competition, while  designing   and
manufacturing mechanical products in accordance with specific   quality
and  cost criteria.  A broad range of customers  use  the   Company's
software   tools  and  services   with   the   highest   concentration of
users in the automotive, electronics,  industrial   machinery and
aerospace industries.

      The  Company was incorporated under the laws of the  State  of
Ohio  in  1967.   The  Company  was founded  to  provide  advanced
engineering consulting services, and over time, developed some of the CAD/CAM/CAE industry's first mechanical engineering software packages
to  assist in its consulting efforts.   After  receiving  strong  customer
interest in these software packages, the  Company  began  marketing its
software in the early 1970s.   In  1987,  the  Company made its initial
public stock offering.

      In recent years, the Company has made business acquisitions to
expand  its  ability  to  develop  and  market  new  products   to
customers.   In  1992, the Company and Control Data Systems,  Inc.
established Metaphase Technology, Inc. ("MTI") as a joint  venture company to develop PDM software. In January 1997, the Company acquired the remaining stock of MTI and certain assets of Control Data Systems, Inc.'s global PDM software sales and support business.
In June 1996, the Company completed the acquisition of Camax Manufacturing Technologies, Inc. ("Camax") and its wholly owned
subsidiaries.   Camax provided the Company  technology  for
computer-aided   manufacturing  software  including   computerized
numerical control machining operations.  In 1997, the  Company  acquired
Computer  Aided  Systems   for Engineering, Inc. which had been a third
party author  of  certain   software  drafting  modules.  The acquisition
provided  SDRC  with  full  control  of  its product development for drafting  and  the  opportunity  to  facilitate the creation  of  new
products.   The  Company   acquired   Imageware  Corporation ("Imageware")
in   November   1998.  Imageware  is  a  developer of free form
surface-modeling  and  3D  inspection  software  tools  for  the automotive, aerospace and consumer products industries. The Company plans to integrate Imageware's surfacing technologies into SDRC's MDA
software, while   improving  its  stand-alone capabilities.  In  1998,
the  Company  acquired  software from Altris Software, Inc. for the creation of document management functionality within SDRC's PDM software tools. Also in 1998, the Company established a relationship
with  Engineering   Animation,  Inc.  to  create   a   virtual   product
development manager ("VPDM") for customer release in 1999.

Products & Services

      I-DEAS Product Suite

     The  Company's MDA software is registered under the trade name
I-DEAS  Master Series (TM) and is utilized by many high profile, global
companies.   I-DEAS  Master  Series  is  an  integrated   software
solution which allows developers to design, simulate, test and manufacture product concepts faster than the time required using
stand-alone  or partially integrated software tools.   The  I-DEAS
software  is specifically designed to meet the needs of developers  who
design   products   by  using  solid  modeling   technology.  Developers
are able to create and view a "master model,"  a  solid  representation of a product that precisely defines its geometry and material characteristics. I-DEAS Master Series allows product development team members to work concurrently on the same project sharing this common
master model.   The  master  model  can  be  accessed  and  understood  by representatives from a customer's management, marketing and manufacturing functions. Using I-DEAS Master Series, the master model can be analyzed to evaluate the mechanical performance and structural integrity of the design concept, as well as, to provide information
that can be  used  to  optimize   product  performance,  study  assembly
sequences   and  evaluate manufacturability.

         The  I-DEAS Artisan Series (TM) was specifically created to
address the  growing  mid-price CAD market.   It is also  based  on  solid
modeling  technology  of I-DEAS Master Series.   Artisan  provides
high-level design functionality to smaller design groups and companies while ensuring upward data compatibility and user migration to I-DEAS Master Series.

         Metaphase Enterprise

          SDRC also develops and markets Metaphase (TM) Enterprise(R) a PDM software, which helps create, manage and control data associated with product information as it evolves through the product life cycle. Metaphase Enterprise software helps customers improve the way they
organize, share and access their product data.   Product developers  can
achieve fast, reliable access to the application used to create product designs. Managers can accurately and reliably access information about work-in-process, as well as, documentation of the entire product life cycle. Metaphase Enterprise is a web enabled, modular PDM system designed to provide the depth and breadth of functionality customers require to meet current and future data management needs. Metaphase Enterprise is compatible with client/server environments with distributed design and engineering departments.

          Imageware Product Suite

         Through its Imageware division, SDRC develops and markets a suite of surfacing and design inspection software tools. Surfacer (TM) is an advanced, three-dimensional, surface modeling software which assists developers in improving the surface quality of products under design. Surfacer reduces model development time by creating geometric dimensions and performing analysis from physical parts, without computerized descriptions.


          Services

          The Company provides customers with process automation and implementation services, as well as, technical software support and training for the software tools it markets. The Company has a worldwide
professional services staff with extensive knowledge  of MDA   technology,
engineering   applications   and   development  processes.   By
incorporating industry-specific, best practices utilizing SDRC software tools, the Company's service professionals assist customers in optimizing
their product development  process  and   improving  their  product
design.   In  addition,  advanced training  and  knowledge transfer can be provided to customers to enable them to integrate and leverage their MDA and PDM software investment. Advanced computer simulation methods and in-depth application expertise are available for traditional or
highly specialized   computer  technologies,  including  design   audits,
product design, troubleshooting and engineering process design.

          Technical  application engineers provide  telephone  "hotline"
support   and   on-site  customer  support  to   customers   under
maintenance contracts. Customers under maintenance contract also receive software enhancement versions released during the term of their contract.

          The  Company  provides basic training for each major  software
package.   Further  training  classes  are  offered  for  selected
applications to support continued growth of customer skills and to increase the productivity of those who utilize SDRC software.

          Heterogeneous Environment/Platforms

          The Company's software tools are available on the leading engineering workstations using UNIX and Microsoft NT operating systems. This hardware platform independence allows the Company's customers to operate in a heterogeneous environment, selecting and adding software modules for a broad range of hardware systems based upon their unique requirements. The productivity benefits of leading-edge
capabilities, such as unprecedented  ease-of-use, team-oriented    product
development,   best-in-class    design,    performance simulation and
integrated applications, have increased the number of potential users who can utilize these tools.

Product Development

          The Company works closely with its customers to identify their needs and define software enhancements to be incorporated into
SDRC   products.   The  Company  generally  develops   new functionality
internally, through its product development staff. The Company also arranges with third party developers to provide specific functionality through royalty arrangements and software purchase agreements.

          Development of CAD/CAM/CAE and PDM technology is competitive and advances can occur rapidly. There are no assurances that the Company will be successful in developing new products and that new products will achieve sufficient market acceptance. Research and development expense were approximately $64,182,000, $49,415,000 and $34,018,000 in 1998, 1997, and 1996, respectively.

Sales and Marketing

          The  Company  markets  its products  and  services  through  a
worldwide  direct  sales  and support  force.   In  addition,  the Company
utilizes distributors, value-added resellers and other independent representatives for its selling and marketing efforts. Telemarketing is also used to sell maintenance contract renewals. Besides sales account managers, the Company's sales force includes highly skilled engineers and technical support personnel, capable of addressing the sophisticated needs of customers. The Company has a large, diverse base of
customers.   The  Company  has  an  established  relationship with a
distributor in Japan, Information  Services   International  -  Dentsu
Ltd.,  which  accounted   for   approximately  11%,  11%  and  12% of the
Company's consolidated revenues in 1998, 1997 and 1996, respectively. Revenues from the Ford Motor Company represented 13%, 14% and 11% of consolidated revenue in 1998, 1997 and 1996, respectively.

          Historically,  a significant portion of the Company's  revenue
is  generated from shipments in the last month of a  quarter.   In
addition,  higher volumes of orders have been experienced  in  the  fourth
quarter.   The  Company usually  ships  software  licenses  within  one to two weeks after receipt of a customer order. Typically, orders exist at the end of a quarter, which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period, or material to operating trends.

Competition

          The market for the Company's software products is highly competitive and the Company expects competitive pressure to increase in the future. To remain technologically competitive, the Company
must  continually  enhance  its  existing  software   products  and
pursue  the development and  introduction  of  new  products.  The
principal competitive factors for the  enterprise   product   development
software  and  related  services   market,  include  product
functionality,  product  integration,  hardware  platform   support,
ease  of  use,  price,  customer   support,  technical  reputation  and
size  of  installed  customer   base.  Additionally, the Company's
employees are an important  component  of   the   SDRC's  approach  in
providing  product   development  solutions  to its customers.  The
Company's success  will  depend  in  part on its ability to attract and
retain a work force  whose   skills are competitively recruited.

            The Company competes against other MDA products including the CATIA and SolidWorks products marketed by Dassault Systemes, the Unigraphs and SolidEdge products marketed by Unigraphics Solutions, Inc., and the Pro/ENGINEER and CADDS products marketed by Parametric Technology Corporation. The Company also competes against other PDM products such as, Windchill marketed by Parametric Technology Corporation; MatrixOne and Sherpa Works marketed by Inso Corporation; I/MAN, marketed by Unigraphics Solutions, Inc., products marketed by
SAP  and  others.   The Company's  future  success will depend in a  large
part on its ability to further penetrate its installed customer base, as well as, the installed customer base of its competitors.

Employees

          As of December 31, 1998, the Company had 2,366 full-time employees, of whom 644 were engaged in research and development; 376 in sales and marketing; 440 in technical support; 456 in services; and 450 in general management and administration.

Other Information

          Segment and geographic information is included on pages 48 to 49
of  the Company's Annual Report to Shareholders for the  year   ended
December  31,  1998,  and  is  incorporated   herein   by   reference.

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

Item 2:   Properties

          The following table sets forth certain information, as of December 31, 1998, with respect to principal properties in which the Company and its subsidiaries conduct their operations.


                        Space Used
                            In
              Ownership Operations
 Location     Or Lease   (Square
                          Feet)    Principal Activities
Cincinnati,    Lease      221,000  Corporate headquarters, product
Ohio          (expires             development center, and
               2011)               administration facilities

Cincinnati,    Lease       93,000  Sales, marketing and services
Ohio          (expires             offices
               2007)

Dearborn,      Lease       39,000  Product development center,
Michigan      (expires             customer support and training
               2000)               facilities

Minneapolis,    Lease      37,000  Sales  and  marketing offices
Minnesota      (expires            and product development center
               2000)

Minneapolis,    Lease       27,000  Sales and marketing offices and
Minnesota      (expires            product development center
               1999)

Eugene,        Lease        22,000 Product development center
Oregon        (expires
               1999)

San Diego,     Lease        21,000 Sales offices and training
California    (expires             facility
               2004)

Frankfurt,     Lease        19,000 Central Europe sales and
Germany       (expires             customer support office
               1999)

Paris,         Lease        18,000 Southern Europe sales and
France        (expires             customer support office
               2002)

Tokyo,         Lease        16,000 Customer support and services
Japan         (expires             office
               2003)

Hitchin,       Lease        15,000 European headquarters facility
England       (expires
               2017)

Seattle,       Lease        12,000 Product development center,
Washington    (expires             customer support and training
               2002)               facilities

Ann Arbor,     Lease        12,000 Product development center
Michigan      (expires
               1999)

Seoul,         Lease        12,000 Sales and customer support
South Korea   (expires             office
               1999)

Troy,          Lease        10,000 Sales office
Michigan      (expires
               2000)

Item 3:  Legal Proceedings

            The  Company  is  not a party to any litigation  other  than
ordinary  routine  litigation incidental  to  its  business.   While  the
outcome of these ordinary, routine legal matters cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

Item 4:  Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of 1998.

Additional Item: Executive Officers of the Registrant (at March 18, 1999)

Name          Age   Position

William J.     54   Chairman of the Board, President and Chief
Weyand              Executive Officer

Robert M.      54   Executive Vice President and Chief
Nierman             Operating Officer

John A.        40   Vice President, Secretary and General
Mongelluzzo         Counsel

Jeffrey J.     46   Vice President, Chief Financial Officer
Vorholt             and Treasurer

Mark C.        42   Vice President, Products Group
Goldstein

William A.     50   Vice President, Marketing
Carrelli

William A.     40   Vice President, Human Resources
Schwartz

          Mr. Weyand has served as President and Chief Executive Officer since he joined the Company in June 1997. He has served as Chairman of the Board since March 1998. From April 1995 until June
1997,   he  was  Executive  Vice  President   of   Measurex Corporation
where he had worldwide responsibility for all sales and customer service operations. While at Measurex Corporation, Mr. Weyand had been Senior Vice President of Worldwide Sales and Service from December 1994 to April 1995; President, North and South America from February to
December  1994;  Senior   Vice  President,  U.S.  and  Canada  Sales  and
Service from 1993 to February 1994; Senior Vice President, U.S. Sales and Service from 1991 to 1993.

          Mr.  Nierman has served as Executive Vice President and Chief
Operating   Officer  since  January  1998  and  served   as   Vice
President, of the Company's Metaphase Technology Group from February 1997 until January 1998. Prior to the acquisition of Metaphase Technology, Inc. in January 1997 by SDRC, Mr. Nierman was President and CEO of Metaphase Technology, Inc. since 1992. Mr. Nierman's previous experience included a variety of senior executive positions in the sales and marketing organizations of Control Data Systems, Inc.

          Mr. Mongelluzzo has served as Vice President, Secretary and General Counsel since October 1991. He joined the Company in May 1986 as Assistant Counsel and was elected Assistant Secretary in October 1986 and Secretary in December 1986.

          Mr. Vorholt has served as Vice President, Chief Financial Officer and Treasurer since February 1995. Prior to that time, Mr. Vorholt was the Vice President and Controller since December 1994.
Prior to accepting his position with the Company, he was employed by Cincinnati Bell Telephone Company as Senior Vice President - Accounting and Information Systems from 1991 to 1994, and by Cincinnati Bell Information Systems, Inc. as Senior Vice President and Director,
1989 to 1991.   Mr. Vorholt is a  licensed Certified Public Accountant and
Attorney-at-Law.

           Mr. Goldstein has served as Vice President, Products Group since January 1998. From July 1997 until January 1998, he served as
Vice  President, I-DEAS, Product Development.   From  December 1995  to
July 1997, he served as Vice President, SDRC Ford Program Office.   Prior
to assuming that role, Mr. Goldstein was a Vice President in the Company's Product Development group.

          Mr. Carrelli was named an executive in February 1999. He has served as Vice President, Marketing since April 1997. From 1993 to April 1997, he served as Director of Major Accounts for the Company.

          Mr. Schwartz joined the Company in March 1999 as Vice President, Human Resources. From 1996 to March 1999, he was Vice President, Human Resources, Americas Group for SAP Americas, Inc. where he was responsible for all human resource activities encompassing
the United States, Canada and Latin  America.   From 1989  to 1996, he was
Director of Human Resources for PECO  Energy Company.

                                PART II

Item 5:    Market  for  Registrant's  Common  Equity  and  Related
           Shareholder Matters

          The Company's common stock trades on the Nasdaq Stock Market under the symbol SDRC. Additional information, which appears on page 51
of the Company's Annual Report to Shareholders for  the  year   ended
December  31,  1998,  is  incorporated  herein   by   reference.

Item 6:   Selected Financial Data

          The selected financial data for the five years ended December 31, 1998, which appears on page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

           The   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations, which appears on pages 23 to 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

          Information regarding this item, which appears on pages 28 to 29 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 8:   Financial Statements and Supplementary Data

          The Consolidated Financial Statements, Supplementary Data and Report of Independent Accountants appearing on pages 32 to 51 of the Company's Annual Report to Shareholders for the year ended December 31,
1998, are incorporated herein by reference and filed   as  part  of
Exhibit 13. (The 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K except for portions thereof which are expressly incorporated by reference.)

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                               PART III

          The information required by Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and
Item 13,  "Certain Relationships  and  Related Transactions"  is
incorporated  herein  by  reference   to   the Company's  definitive Proxy
Statement dated April 1, 1999 which relates to its May 6, 1999 Annual Meeting of Shareholders.

                                PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form
8-K

a.1.  Financial Statements

          The  following Consolidated Financial Statements and  related
notes   of   Structural   Dynamics   Research   Corporation   and
subsidiaries are included in the Annual Report to Shareholders for the year ended December 31, 1998, and incorporated herein by reference:

Consolidated Statement of Operations - Years ended December 31, 1998, 1997 and 1996.
Consolidated Balance Sheet - December 31, 1998 and 1997.
Consolidated  Statement of Shareholders' Equity - Years  ended
December 31, 1998, 1997 and 1996.
Consolidated Statement of Cash Flows - Years ended December
31, 1998, 1997 and 1996.
Report of Independent Accountants.
Notes to Consolidated Financial Statements.

          The above information is filed with this Form 10-K as part of
Exhibit 13.  (The 1998 Annual Report to Shareholders is not to be  deemed
filed  as  part  of this Form 10-K  except  for  portions   thereof which
are expressly incorporated by reference.)


a.2.  Financial Statement Schedules


          The following financial statement schedule of Structural Dynamics Research Corporation and subsidiaries is filed within this Form 10-K:

         Schedule
            II          Valuation and qualifying accounts

          The Report of Independent Accountants on the financial statement schedule of Structural Dynamics Research Corporation and subsidiaries appears immediately prior to Schedule II in this Form 10-K.

           Financial statements of Estech Corporation in which the Company owned an equity interest of 30% as of December 31, 1998, have been omitted because the registrant's proportionate share of the income or losses from continuing operations before income taxes, and total
assets of such company is less than 20% of  the   respective  consolidated
amounts,  and  the  investment  in  and   advances  to such company is
less than 20% of consolidated  total   assets.

          All other schedules have been omitted because the information either has been shown in the Consolidated Financial Statements or notes thereto, or is not applicable or required under the instructions.


a.3.  List of Exhibits:


      3.01  Amended   Articles   of   Incorporation   of   Registrant;
incorporated by reference to the Company's Registration Statement No. 33-16541, filed August 17, 1987. Amendments incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993 and
the  Company's    definitive Proxy Statement dated March 25, 1997.

      3.02 Amended Code of Regulations of Registrant; incorporated by reference to the Company's Registration Statement No. 33-16541, filed
August 17, 1987.  Amendments incorporated      by  reference to the
Company's definitive Proxy  Statement dated March 26, 1996.

      4     Rights   Agreement;  incorporated  by  reference  to   the
Company's Form 8-K, filed on August 6, 1998.

      10.01 Structural  Dynamics  Research  Corporation  Tax  Deferred
Capital   Accumulation  Plan  dated   January   1,   1989; incorporated
by reference to the Company's Form S-8 registration statement No. 33-22136, filed July 10, 1991.

      10.02 Structural Dynamics Research Corporation 1991 Employee Stock Option Plan; incorporated by reference to the Company's Form S-8 registration statement No. 33-41671, filed July 10, 1991. Amendment incorporated by reference to the Company's Form S-8 registration statement No. 33-72328, filed April 27, 1993.

      10.03 Structural Dynamics Research Corporation Stock Purchase Plan; incorporated by reference to the Company's Form S-8 registration statement No. 33-40561, filed May 15, 1991.

      10.04 Structural Dynamics Research Corporation 1994 Long-Term Stock Incentive Plan; incorporated by reference to the Company's
Form S-8 registration statement  No.  33-58701, filed   April  19,  1995.
 Amendment  to  the   plan   is  incorporated  by  reference to  the
Company's  definitive  Proxy Statement dated March 26, 1996.

      10.05 Structural Dynamics Research Corporation 1996 Directors' Non-Discretionary Stock Plan; incorporated by reference to the Company's Form S-8 registration statement No. 33-07365, filed July 1, 1996.

      10.06 Acquisition Agreement; incorporated by reference to the Company's Form 8-K effective January 22, 1997 pertaining to the acquisition of Metaphase Technology, Inc.

      10.07 Agreement   of   Merger   and  Plan   of   Reorganization;
incorporated  by  reference to  the  Company's  Form  8-K, filed  January
14, 1998, pertaining to the acquisition  of     Lookout  Drafting,  Inc.
and Computer  Aided  Systems  for  Engineering, Inc.

      10.08 Incentive Compensation Plan; incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

      10.09 Form  of Severance Compensation Agreement contracted  with
each  named  Executive  of  the Company;  incorporated  by     reference
to the Company's Form 10-K for the  year  ended December 31, 1997.

      10.10 Employment Agreement with William J. Weyand dated June 30, 1997; incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

      10.11 Non-Qualified  Unfunded  Deferred  Compensation  Plan  for
outside   directors   of  Structural   Dynamics   Research
Corporation; incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

   10.12 Structural   Dynamics  Research  Corporation  Supplemental
Retirement Plan, effective January 1, 1998; incorporated by reference to the Company's Form 10-Q for the period ended March 31, 1998.

      10.13 Agreement of Merger and Plan of Reorganization pertaining to the acquisition of Imageware Corporation; incorporated by reference to the Company's Form 8-K filed December 4, 1998.

      11    Statement  regarding  computation of per  share  earnings;
information regarding computation of per share earnings is included on page 40 of the Company's Annual Report to Shareholders for the year ended December 31, 1998.

      13    Annual  Report to Shareholders for the year ended December 31,
1998; portions of which are expressly incorporated by reference in this Form 10-K and filed herewith.

      21    Subsidiaries of the Registrant; filed herewith

      23    Consent of Independent Accountants; filed herewith

      27    Financial Data Schedule; filed electronically


b.   Reports on Form 8-K

   The Company filed a Form 8-K on December 4, 1998 to report its acquisition of Imageware Corporation.

c.   Exhibits as required by Item 601 of Regulation S-K

    The Company hereby files within this Form 10-K, Exhibits in the List of Exhibits.

d.   Financial Schedules

     The Company hereby files with this Form 10-K, the financial statement schedule listed in item 14.a.2.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STRUCTURAL DYNAMICS RESEARCH CORPORATION



March 22, 1999              By /s/Jeffrey J. Vorholt
      (Date)                   Jeffrey J. Vorholt,
                            Vice President, Chief Financial Officer
                           and Treasurer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/William J. Weyand March 25, 1999  /s/John E. McDowell March 26, 1999
William J. Weyand       (Date)       John E. McDowell          (Date)
Chairman of the Board,                  Director
President and Chief Executive Officer
(Principal Executive Officer)


/s/Jeffrey J. Vorholt March 22, 1999 /s/James W. Nethercott March 26, 1999
Jeffrey J. Vorholt       (Date)     James W. Nethercott       (Date)
Vice President,                     Director
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)


/s/William P. Conlin  March 30, 1999     /s/Arthur B. Sims March 26, 1999
William P. Conlin      (Date)           Arthur B. Sims      (Date)
Director                                Director

                                /s/Gilbert R. Whitaker, Jr. March 26, 1999
/s/Bannus B. Hudson March 25, 1999    Gilbert R. Whitaker, Jr.   (Date)
Bannus B. Hudson      (Date)          Director
Director