Form 10-Q
period 1999-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1999-05-13
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1999

                               OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

          Yes [X]                       No [  ]

As  of  April  30,  1999  there were  35,721,782  shares  of  the
Registrant's   Common  Stock  without  par   value   issued   and
outstanding.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)
                                         Three Months Ended
                                              March 31,
                                       1999             1998
Revenue:
 Software licenses                     $ 45,842      $41,401
 Software maintenance and services       62,287       49,711
        Total revenue                   108,129       91,112

Cost of revenue:
 Cost of licenses                         8,664        7,500
 Cost of maintenance and services        33,546       26,987
        Total cost of revenue            42,210       34,487
Gross profit                             65,919       56,625

Operating expenses:
 Selling and marketing                   30,850       25,470
 Research and development                15,699       16,054
 General and administrative               4,927        4,074
        Total operating expenses         51,476       45,598

        Operating income                 14,443       11,027

Other income, net                         1,461        3,646
Income before income taxes               15,904       14,673

Income tax expense                        5,885        4,345
        Net income                      $10,019      $10,328

Net income per share:
        Basic                           $   .28      $   .29
        Diluted                             .27          .28

Comprehensive income                    $ 8,129      $10,169

See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

                         (in thousands)



                                     March 31,     December 31,
                                      1999          1998
                                    (unaudited)
Assets

Current assets:
 Cash and cash equivalents            $142,655      $100,581
 Marketable securities                  13,513        11,787
 Trade accounts receivable, net         84,638        92,169
 Other accounts receivable               5,726         8,956
 Prepaid expenses and other current
   assets                               12,339        12,102
                                       258,871       225,595

Marketable securities                    9,792         9,937

Property and equipment, at cost:
 Computer and other equipment           65,161        63,943
 Office furniture and equipment         18,798        18,929
 Leasehold improvements                  7,815         7,819
                                        91,774        90,691

 Less accumulated depreciation and
   amortization                         67,389        65,017
        Net property and equipment      24,385        25,674

Marketable software costs, net          38,312        36,237
Goodwill and other intangibles          32,015        32,886
Other assets                             8,983        10,425

                  Total assets        $372,358      $340,754

See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

              (in thousands, except per share data)



                                      March 31,     December 31,
                                        1999          1998
                                      (unaudited)
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                     $  14,644      $ 14,840
 Accrued expenses                        47,395        49,371
 Accrued income taxes                     8,504         7,242
 Deferred revenue                        68,871        45,655
        Total current liabilities       139,414       117,108

Other long-term liabilities               8,010         7,872

Shareholders' equity:
 Common stock, stated value $.0069
 per share
 Authorized 100,000 shares; outstanding
 shares-35,597 and 36,039 net of 2,380
 and 1,514 shares in treasury               247           246
 Capital in excess of stated value      115,529       114,499
 Retained earnings                      112,826       102,807
 Accumulated other comprehensive
  income:
  Foreign currency translation
   adjustment                            (3,675)       (1,843)
  Unrealized holding gain on
   investments                                7            65
   Accumulated other
    comprehensive income                 (3,668)       (1,778)
      Total shareholders' equity        224,934       215,774

      Total liabilities and
        shareholders' equity           $372,358      $340,754


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)
                                             Three Months Ended March 31,
                                                  1999           1998
Cash flows from operating activities:
  Net Income                                      10,019         10,328
  Adjustments to reconcile net income
   to net cash flows
   from operating activities:
      Amortization of computer
        software cost                              3,540          4,475
      Depreciation                                 3,026          2,637
   Amortization of acquired intangibles            1,255            201
   Loss on sale of equipment                          24              -
  Changes in assets and liabilities
   from operating activities:
   Accounts receivable                            10,761          4,270
   Prepaid expenses and other assets               1,236         (4,429)
   Accounts payable and accrued expenses          (1,490)        (3,164)
   Deferred revenue                               23,216          7,760
   Other long-term liabilities                       138           (352)
   Income taxes                                    1,262          1,480
   Net cash provided by operating activities      52,987         23,206

  Cash flows from investing activities:
   Sales (purchases) of marketable
     securities, net                              (1,639)           972
   Additions to property and equipment, net       (1,761)        (2,856)
   Additions to marketable software costs         (5,615)        (3,049)
      Net cash used in investing activities       (9,015)        (4,933)

  Cash flows from financing activities:
   Purchase of common stock                       (1,750)             -
   Stock issued under employee benefit plans       1,684          4,210
   Repayment of long term debt                         -           (894)
      Net cash provided by (used in) financing
       Activities                                    (66)         3,316

Effect of exchange rate changes on cash           (1,832)          (227)
Increase in cash and cash equivalents             42,074         21,362

Cash and cash equivalents:
   Beginning of period                           100,581         81,056
   End of period                                $142,655       $102,418

See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                           (Unaudited)
              (in thousands except per share data)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by
generally  accepted accounting principles.   In  the  opinion  of
management, these financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)  Earnings Per Share

Basic earnings per common share and dilutive earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, respectively. Dilutive common equivalent shares are calculated using the treasury stock method and consist of dilutive stock option grants.

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows for the three months ended March 31:

                             Income       Shares        Per-Share
                             (Numerator)  (Denominator) Amount

1999
Basic net income per share     10,019      35,568          .28
Effect  of  stock options          --       1,980
Diluted net income per share   10,019      37,548          .27

1998
Basic net income per share     10,328      35,839          .29
Effect  of  stock options          --       1,591
Diluted net income per share    10,328     37,430          .28


Options to purchase 1,823 and 1,360 shares of common stock at March 31, 1999 and 1998 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.
(in thousands)

Structural Dynamics Research Corporation is a leading supplier of enterprise product development solutions. Its mechanical design automation ("MDA") software, product data management ("PDM") software and related services are employed by manufacturers worldwide to streamline their entire product development process, reduce cost and manage product information. The Company markets MDA software primarily under the brand name I-DEAS(TM) and PDM software under the brand name Metaphase(TM).

Certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in the Company's
Securities and Exchange Commission reports. The Company's results could differ from those results described herein. Forward looking information should be evaluated in the context of these and other factors, some of which are described in more detail in "Factors That May Affect Future Results".

Revenue

The Company's consolidated net revenue increased 19% to $108,129 for the three months ended March 31, 1998, as compared to $91,112 for the three months ended March 31, 1998. Revenue growth was lead by sales of maintenance, services and Metaphase licenses. Metaphase license revenue was $10,291, and grew 76% during the three months ended March 31, 1999 compared to the same period last year. Total revenues from Metaphase products grew 36% and accounted for 23% of consolidated net revenues for the quarter ended March 31, 1999, compared to 20% during the corresponding period in 1998. I-DEAS services and maintenance revenue growth was strong in all major geographic regions, growing 28% during the quarter ended March 31, 1999 to $47,333 compared to the same period in 1998. Software maintenance and services revenue continued to grow due to a larger customer base and overall increases in I-DEAS and Metaphase implementation projects resulting from license sales.

I-DEAS license revenue was approximately $35,550 for the three month periods ended March 31, 1999 and 1998. Strong sales of I-DEAS licenses in Europe during 1999 were offset by expected declines of license sales to the Ford Motor Company ("Ford") and lower sales in Asia-Pacific. Compared to 1998, growth of I-DEAS license revenue was 5% in 1999 exclusive of the Company's business with Ford.

For the three month periods ended March 31, 1999 and 1998, revenue in North America accounted for 44% and 44%, Europe 37% and 31%, and Asia-Pacific 19% and 25%, respectively, of consolidated net revenues. European revenue growth was fueled by strong I-DEAS sales in 1999. The Asia-Pacific revenue comparison represents a decline in 1999 because 1998 included a significant I-DEAS license order from a major Japanese distributor. The Company expects the international market to continue to account for a significant portion of total future revenue.
Expenses

Cost of revenue consists principally of the staff and related costs associated with fee based services and support for software maintenance contracts; amortization of acquired intangibles and capitalized software construction costs; royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 22% to $42,210 for the three months ended March 31, 1999 compared to
$34,487 for the three months ended March 31, 1998. Cost of revenue represented 39% of revenue for the three months ended March 31, 1999, compared to 38% for the corresponding period in 1998.

The cost of licenses, as a percentage of license revenue was 19% for the three months ended March 31, 1999, compared to 18% for the same period of 1998. The percentage increase was due to increased amortization of goodwill and acquired intangibles, as well as a higher level of royalty fees. The cost of services and maintenance for the three month periods ended March 31, 1999 and 1998, as a percentage of the related revenue, was 54%.

Selling and marketing expenses consist of the costs associated with the world-wide sales and marketing staff, advertising and product localization. These expenses increased 21% to $30,850 for the three months ended March 31, 1999 compared to $25,470 for the corresponding period in 1998. The increase reflects increased commissions and other expenses associated with the higher level of revenue generated by the Company and corresponds to a larger sales and sales support staff compared to the first quarter of 1998. Selling and marketing expenses represented 29% of revenue for the three months ended March 31, 1999 compared to 28% for the 1998 period.

Research and development expenses consist primarily of salaries, benefits, computer equipment and facilities cost associated with the product development staff. It excludes costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses decreased 2% to $15,699 for the three months ended March 31, 1999 as compared to $16,054 for the three months ended March 31, 1998. The decrease of expense reflects higher capitalized cost during 1999 compared to 1998. In the quarter ended March 31, 1999, the Company capitalized $5,615 of software development cost, while in the corresponding 1998 period, only $2,924 of cost were capitalized. Higher capitalization occurred in 1999 due to the timing of coding work related to I-DEAS Master Series 7 which is scheduled for release in June 1999. Total software development cost, including research expenses and capitalized amounts, increased 12% to $21,314 for the three months ended March 31, 1999 compared to $18,978 for the corresponding 1998 quarter. The increase is primarily due to a 10% increase in the number of product development personnel. The amount of capitalized software development cost and accordingly, research and development expense, may vary among periods depending on the stage of development being performed on future product releases.

General and administrative expenses consist of costs associated with the executive finance, legal, human resource and corporate administrative staffs. These expenses increased 21% to $4,927 for the three months ended March 31, 1999 compared to $4,074 for the three months ended March 31, 1998. General and administrative expenses primarily increased in conjunction with higher staffing levels to support the overall business growth and represented 5% of revenue for the three months ended March 31, 1998 and 1999.

Other Income

For the three months ended March 31, 1999, other income was $1,461 and primarily reflects interest income from cash equivalents and marketable securities. For the three months ended March 31, 1998 other income was $3,646. In addition to investment interest income, other income in 1998 included $1,390 received from an insurance settlement and $670 of interest income received on a federal income tax refund.

Taxes

In recent years, a substantial portion of deferred tax benefits relating to temporary differences was offset by a valuation allowance because of doubt regarding the ultimate realization of the benefits. This caused the effective tax rate to differ from the expected statutory rate. The factors, which necessitated the establishment of a complete valuation allowance are not expected to be entirely present in the future. In 1998, the Company began a process to reduce the valuation allowance over approximately a three year time frame based on current facts and forecasted circumstances. The increase in the effective tax rate to 37% through March 31, 1999 from 30% for the same period last year is primarily due to a non-recurring, one-time tax benefit relating to a refund received in 1998 from the Internal Revenue Service in settlement of their audit of years prior to 1994.

Comprehensive Income

The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Larger net foreign currency translation losses occurred in 1999 compared to 1998 because the U.S. dollar strengthened against the foreign currencies of the subsidiaries.

Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company generated $52,987 of cash from operating activities, including large customer prepayments for maintenance services. The Company purchased 100 shares of its own stock for $1,750 under a stock repurchase program during the quarter. At March 31, 1999, the Company had cash and investments of $165,960 as compared to $122,305 at December 31, 1998. The Company's net working capital was $119,457 at March 31, 1999. The Company does not have any long term debt or current commitments for material capital expenditures. The Company may use portions of its cash and investments to purchase additional shares of its own stock or to acquire technology complementary to its product offerings. The existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.




Factors That May Affect Future Results

Market Growth

The Company derives most of its revenues from selling software products and services to the high-end users of the product design markets. Market growth, and the Company's ability to match resource levels with market growth rates, will directly impact its future operating results. The Company invests resources in product development, selling, marketing and customer service opportunities with the expectation of revenue growth and incremental earnings. The Company's operating expense levels are planned, in part, on forecasted revenue growth, and expense levels are generally committed in advance. Since expenses are relatively fixed in the near term, future operating results will be impacted by the Company's ability to convert invested outlays into expected revenue growth at profitable margins.

If market growth rates for MDA or PDM are less than forecasted, the Company's license revenue growth, as well as maintenance and services revenue growth, are likely to be less than expected. High-end MDA market growth could slow due to preferences among new users for lower priced, mid-range products or a strong capacity within the installed base of seats already sold.

Competition

The product development software industry is highly competitive. Companies compete based on functionality, integration, scalability, customer support, market timing, price and other factors. Some competitors have focused their efforts to develop software native to the Microsoft Windows platform. While the Company's software products are available for a variety of vendor platforms, including Windows, they currently do not provide user interfaces or linking functionality native to Windows applications. Customer preferences for the Company's products, including platform choices, cannot be assured. The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs within competitive pricing structures and in a timely manner. Consequently, the Company relies on highly skilled technical, sales and other key employees who are competitively recruited within the software industry. Additionally, the Company relies, to a lesser degree, on third parties for development. Failure to attract and retain key personnel and maintain important third party relationships, could have an adverse impact on future operating results. Also, the entire industry may experience pricing and margin pressure which could adversely affect the Company's operating results. The Company's success also depends, in part, on its ability to protect the intellectual property rights of its products and brand names.

Product Distribution

Besides its own sales force, the Company relies on distributors, representatives and value-added resellers to sell a significant portion of its products. The loss of a major customer or a reduction in orders from a major customer, distributor, representative or value-added reseller could have a significant impact on the results of operations in any particular quarter. Historically, a significant portion of the Company's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. If customers delay their orders or a disruption in the Company's distribution occurs, quarterly results of operations in any particular quarter may be negatively impacted. The Company usually ships software licenses within one to two weeks after receipt of a customer order. Typically, orders exist at the end of a quarter, which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period, or material to operating trends.

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

Year 2000

The Year 2000 causes uncertainties about whether computer systems and other equipment with date sensitive hardware or software will appropriately recognize and process dates beyond 1999. The failure of software programs, computer hardware and equipment in this regard could result in business interruptions and adversely affect the Company's operating results. The Company has taken measures to address its exposure to these potential date-related failures. The Company's major exposures to date-related failures include product liability for the software tools which it markets. The Company's primary software offerings, (I-DEAS Master Series and Metaphase Enterprise), store dates in a full, four-digit format. The Company has conducted extensive testing of these software offerings, including integrated third party functionality, for Year 2000 compliance ("compliance"). Based on testing to date, I-DEAS Master Series 5, Metaphase Enterprise 2.3 and their respective subsequent releases, properly recognize and process dates beyond 1999 when the underlying operating system of the host machine provides full date information to the software. The Company has tested, and will continue to test, its code for new products and enhancements to ensure compliance in future software releases. Potential causes of failure will continue to be rectified in a timely manner. Compliance of product versions prior to I-DEAS Master Series 5 and Metaphase Enterprise 2.3 is not completely known; however, if there are issues of non-compliance, current customers of such products can upgrade to achieve Year 2000 compliance. While the software products were developed to be compliant, customizations and modifications to the products are the responsibilities of the customer and may not necessarily be compliant. To date, the Company is not aware of any customer customizations or modifications which result in significant date-related failures of otherwise compliant software.

The  Company  relies  on  third parties  for  telecommunications, electricity,  banking,  shipping  and  other  essential  business operations. Additionally, its information systems depend on computer hardware, software, and other equipment also supplied by third parties. To reduce the uncertainty caused by third party reliance, and mitigate the consequences of the Year 2000, the Company has adopted a Year 2000 conversion approach with five basic phases: Awareness, Assessment, Renovation, Validation, and Implementation. The approach is being applied throughout the Company and is in differing phases among areas of exposure. The Company is in the process of identifying the critical suppliers of services and systems and assessing which, if any, areas pose significant risks of business interruption. So far, no significant deficiencies have been identified. The Company's enterprise management information system, SAP R/3, is Year 2000 compliant based on representations from its supplier, SAP AG.

At this time, the Company expects the conversion to Year 2000 compliance to be completed in 1999. The total cost of any modifications necessary to achieve compliance is not expected to be material to operating results. The Company's policy, in accordance with generally accepted accounting procedures, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the estimated useful lives of the assets.

While the Company has taken measures to reduce the risk of date-related failures, it cannot eliminate the potential for business interruption or product failure due to third party non-
compliance. Additionally, Year 2000 interruptions in the Company's customer base could reduce or delay sales. With respect to contingency plans, the Company is formulating contingency plans for the most likely worst case scenarios.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro currency, adopting the euro as their common legal currency on that date. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002. During this transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis whereby recipients must accept euro or the legacy currency as offered by the payor. A currency translation process known as triangulation dictates how legacy currencies are converted to the euro and other legacy currencies. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins and replace the legacy currencies as legal tender in cash transactions by July 1, 2002.

Because the Company conducts a significant portion of its business in Europe, including subsidiaries in five euro participating countries, its business and operations will be affected by the euro conversion. Management expects the conversion to increase cross-border competition for its products within Europe, to a minor extent, due to easier price transparency for customers. While management expects the total unit price of product and taxes charged to European customers to converge over time, the impact on the total revenues and the mix of revenues among its European subsidiaries in the near term is uncertain. Additionally, increased cross-border competition could effect the Company's labor cost and eventually its allocation of resources within Europe.

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

                   PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits

    27 Financial data schedule for the period ended March 31, 1999, filed herewith.

b) No report on Form 8-K was filed during the first quarter of 1999.




                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STRUCTURAL DYNAMICS RESEARCH CORPORATION




Date: May 10, 1999      By: /s/ Jeffrey J. Vorholt
                            Jeffrey J. Vorholt,
                            Vice President,
                            Chief Financial Officer and Treasurer



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