Form 10-Q
period 1999-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1999-08-16
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

                          (Mark One)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1999

                             OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to__________

Commission file number  0-16230

           STRUCTURAL DYNAMICS RESEARCH CORPORATION
     (Exact name of registrant as specified in its charter)


      Ohio                                     31-0733928
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification) No.)

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

         Yes [X]                   No [  ]

As of July 31, 1999 there were 35,891,823 shares of the Registrant's Common Stock without par value issued and outstanding.

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


          STRUCTURAL DYNAMICS RESEARCH CORPORATION AND
                        SUBSIDIARIES
              Consolidated Statement of Operations
                          (Unaudited)
              (in thousands, except per share data)

                         Three Months       Six Months
                         Ended June 30,    Ended June 30,
                       ----------------- -----------------
                       1999      1998      1999       1998
                       ----      ----      ----       ----
Revenue:
Software licenses    $46,950    $38,028    $92,792 $79,429
Software
 maintenance and
 services             64,103     57,114    126,390 106,825
                     -------     ------    ------- -------
   Total revenue     111,053     95,142    219,182 186,254
                     -------     ------    ------- -------
Cost of revenue:
Cost of licenses       8,700      7,784     17,364  15,284
Cost of maintenance
 and services         36,273     31,159     69,819  58,146
                     -------     ------    ------- -------

   Total cost of
    revenue           44,973     38,943     87,183  73,430
                     -------     ------    ------- -------
Gross profit          66,080     56,199    131,999 112,824

Operating expenses:
Selling and
 marketing            29,848     30,033     60,698  55,503
Research and
 development          16,706     17,162     32,405  33,216
General and
 administrative        4,379      4,610      9,306   8,684
                     -------     ------    ------- -------
   Total operating
    expense           50,933     51,805    102,409  97,403
                     -------     ------    ------- -------
Operating income      15,147      4,394     29,590  15,421

Other income, net      1,974      3,041      3,435   6,687
                     -------     ------    ------- -------

Income before
 income taxes         17,121      7,435     33,025  22,108
Income tax
 expense               6,335      2,322     12,220   6,667
                     -------     ------    ------- -------
   Net income        $10,786     $5,113    $20,805 $15,441
                     -------     ------    ------- -------
                     -------     ------    ------- -------

Net income per
 share:
   Basic             $   .30     $  .14    $   .58 $   .43
   Diluted               .29        .14        .55     .41

Comprehensive
 income              $10,095     $5,041    $18,224 $15,210
                     -------     ------    ------- -------
                     -------     ------    ------- -------


See accompanying notes to consolidated financial statements.


        STRUCTURAL DYNAMICS RESEARCH CORPORATION AND
                       SUBSIDIARIES
                 Consolidated Balance Sheet
                      (in thousands)

                               June 30,      December 31,
                                 1999           1998
                               --------      ------------
Assets                        (unaudited)
Current assets:
 Cash and cash equivalents     $143,056        $100,581
 Marketable securities           13,477          11,787
 Trade accounts receivable,
  net                            85,673          92,169
 Other accounts receivable       10,556           8,956
 Prepaid expenses and other
  current assets                 10,000          12,102
                                -------        --------
                                262,762         225,595

Marketable securities            14,299           9,937

Property and equipment,
 at cost:
 Computer and other
  equipment                      66,966          63,943
 Office furniture and
  equipment                      18,989          18,929
 Leasehold improvements           8,084           7,819
                                -------        --------
                                 94,039          90,691

 Less accumulated
  depreciation and
  amortization                   69,552          65,017
                                -------        --------

     Net property and
      equipment                  24,487          25,674

Marketable software costs, net   41,073          36,237
Goodwill and other
 intangibles                     30,901          32,886
Other assets                      9,555          10,425
                                -------        --------
Total assets                   $383,077        $340,754
                                -------        --------
                                -------        --------


See accompanying notes to consolidated financial statements.

         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND
                         SUBSIDIARIES
                 Consolidated Balance Sheet
            (in thousands, except per share data)

                                  June 30,   December 31,
                                    1999         1998
                                  --------   ------------
Liabilities and Shareholders'    (unaudited)
 Equity
Current liabilities:
 Accounts payable                 $16,262     $14,840
 Accrued expenses                  46,303      49,371
 Accrued income taxes               8,695       7,242
 Deferred revenue                  63,854      45,655
                                  -------     -------
   Total current liabilities      135,114     117,108

Other long-term liabilities         8,171       7,872

Shareholders' equity:
 Common stock, stated value
  $.0069 per share Authorized
  100,000 shares; outstanding
  shares- 35,826 and 36,039
  net of 2,345 and 1,514 shares
  in treasury                         249         246
 Capital in excess of stated
   value                          120,290     114,499
 Retained earnings                123,612     102,807
 Accumulated other
  comprehensive income (loss):
   Foreign currency
    translation adjustment         (4,241)     (1,843)
   Unrealized holding results
    of investments                   (118)         65
                                  -------     -------
     Accumulated other
       Comprehensive loss          (4,359)     (1,778)
                                  -------     -------
   Total shareholders' equity     239,792     215,774
                                  -------     -------
   Total liabilities and
    shareholders' equity         $383,077    $340,754
                                  -------     -------
                                  -------     -------


         STRUCTURAL DYNAMICS RESEARCH CORPORATION AND
                        SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                         (Unaudited)

                       (in thousands)

                                 Six Months Ended June 30,
                                --------------------------
                                     1999         1998
                                -------------  -----------
Cash flows from operating
  activities:
   Net Income                       20,805        15,441
   Adjustments to reconcile
    net income to net cash
    flows from operating
    activities:
    Amortization of computer
     software cost                   6,898         8,957
    Depreciation                     5,952         5,657
    Amortization of acquired
     intangibles                     2,500           403
    Other                               27          (209)
Changes in assets and
  liabilities from operating
  activities:
    Accounts receivable              4,896         5,735
    Prepaid expenses and
     other assets                    5,057        (4,659)
    Accounts payable and
     accrued expenses                 (194)         (710)
    Deferred revenue                18,199        11,648
    Income taxes payable             1,453        (3,603)
    Other long-term liabilities        310           (28)
                                    ------        ------
    Net cash provided by
     operating activities           65,903        38,632

Cash flows from investing
 activities:
    Sales (purchases) of
     marketable securities,
     net                            (6,235)       (1,083)
    Additions to property
     and equipment, net             (4,792)       (6,917)
    Additions to marketable
     software costs                (11,734)       (5,794)
                                    ------        ------
  Net cash used in investing
   activities                      (22,761)      (13,794)

Cash flows from financing
 activities:
    Stock issued under
     employee benefit plans          3,481         5,891
    Purchase of common stock        (1,750)          --
    Repayment of long term debt        --           (894)
                                    ------        ------
     Net cash provided by
      (used in) financing
      Activities                     1,731         4,997

Effect of exchange rate changes
 on cash                            (2,398)         (164)
                                    ------        ------
Increase in cash and cash
 equivalents                        42,475        29,671

Cash and cash equivalents:
Beginning of period                100,581        81,056
                                    ------        ------
   End of period                  $143,056      $110,727
                                   -------       -------
                                   -------       -------

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

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows:


                         Three Months       Six Months
                         Ended June 30,    Ended June 30,
                       ----------------  ----------------
                       1999      1998     1999       1998
                       ----      ----     ----       ----
Net income
 (numerator)          $10,786   $5,113   $20,805   $15,441
                       ------    -----    ------    ------
                       ------    -----    ------    ------

Weighted average
outstanding:
  Common shares
   (basic
   denominator)        35,760   36,171    35,665    36,006
  Dilutive employee
   stock options        1,889    1,446     1,957     1,493
                       ------   ------    ------    ------
Common stock and
 dilutive common
 stock equivalents
 (diluted
 denominator)          37,649   37,617    37,622    37,499
                       ------   ------    ------    ------
                       ------   ------    ------    ------

Earnings per share:
   Basic              $   .30   $  .14   $   .58    $  .43
   Diluted            $   .29   $  .14   $   .55    $  .41


Options to purchase 1,008 and 1,856 shares of common stock for the three and six month periods ended June 30, 1999 and 1,613 shares of common stock for the three and six month periods ended June 30, 1998 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares.

(3) Subsequent Event

In July 1999, the Company announced a definitive agreement to acquire all the outstanding stock of privately-held TD Technologies, Inc. ("TD") of Dallas, Texas for approximately $12 million. The purchase price includes shares of common stock and stock options issued to assume outstanding TD employee stock options. TD develops and markets SLATE(tm), System Level Automation Tool for Engineers. The Company plans to integrate TD's technologies into Metaphase software while improving its stand-alone capabilities. The transaction, which will be accounted for as a purchase, is expected to be completed during the Company's third quarter, subject to the approval of TD's shareholders. Upon closure, the Company expects to record a one-time charge against earnings to write off in-process research and development, which has no alternative future use and has not reached technological feasibility. Also, the Company will record goodwill and other intangible assets which are likely to be amortized over the next three to seven years. The amounts of the charge and intangibles are not known at this time. The historic operating results of TD are not material to the Company's consolidated operations.

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

Revenue

The Company's consolidated net revenue increased 17% to $111,053 for the quarter ended June 30, 1999 compared to $95,142 for the quarter ended June 30, 1998. Revenue growth was led by sales of software licenses. License revenue grew 23% compared to the same quarter in 1998. I-DEAS and Metaphase license sales were $38,266 and $8,684 for the quarter, growing 24% and 22%, respectively, compared to the corresponding 1998 quarter. License growth was propelled by large automotive industry sales, as well as the continued leadership of the Metaphase product in the PDM market. I-DEAS and Metaphase services and maintenance revenue growth was strong in all major geographic regions, growing 12% during the quarter ended June 30, 1999 compared to the same period in 1998. Revenues continued to grow due to a larger customer base and overall increases in I-DEAS and Metaphase implementation projects resulting from license sales. Total revenues from Metaphase products grew 16% during the quarter and accounted for 22% of consolidated net revenues for the quarters ended June 30, 1999 and 1998. Consolidated net revenue for the quarters ended June 30, 1999 and 1998 was comprised of 45% and 46% from North America, 38% and 36% from Europe and 17% and 18% from Asia-Pacific, respectively.

For the six months ended June 30, 1999, consolidated net revenue was $219,182 and grew 18% compared to the same period in 1998. License revenue grew 17% over the corresponding 1998 period. Strong I-DEAS license sales in Europe and Metaphase license sales in North America offset declines in Asia-Pacific. I-DEAS license revenues grew 11% to $73,817 while Metaphase license revenues grew 46% to $18,975 for the six months ended June 30, 1999. Total maintenance and service revenue grew 18% compared to the six month period ended June 30, 1998. For the six month periods ended June 30, 1999 and 1998, revenue in North America accounted for 45% and 45%, Europe 37% and 34%, and Asia-Pacific 18% and 21%, respectively, of consolidated net revenues. The 1999 Asia-Pacific revenue decline resulted from a significant 1998 I-DEAS license order from a major Japanese distributor. The Company expects the international market to continue to account for a significant portion of total future revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with fee based services and support for software maintenance contracts; amortization of goodwill, other acquired intangibles and capitalized software construction costs; royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 15% and 19% for the three and six month periods ended June 30, 1999, respectively compared to the corresponding 1998 periods. Cost of revenue represented 40% of revenue for the three and six month periods ended June 30, 1999, compared to 41% and 39% for the corresponding periods in 1998.

The cost of licenses, as a percentage of license revenue was stable at 19% for the three and six month periods ended June 30, 1999, compared to 20% and 19% for the same periods of 1998. The cost of services and maintenance for the three and six month periods ended June 30, 1999 were 57% and 55% of the related revenue, compared to 55% and 54% for the corresponding 1998 periods. The increases were due to higher cost of services labor and contractors.

Selling and marketing expenses consist of the costs associated with the worldwide sales and marketing staff, advertising and product localization. Selling and marketing expenses represented 27% of revenue for the three month period ended March 31, 1999, compared to 32% for the corresponding 1998 quarter. The expenses decreased 1% to $29,848 for the three months ended June 30, 1999 compared to $30,033 for the corresponding 1998 quarter. The 1998 expense levels were higher due to significant expenditures for the I-DEAS branding program and higher bad debt expenses. For the six months ended June 30, 1999, selling and marketing expenses increased 9% compared to the corresponding 1998 period. The increase is primarily due to an increase in related headcount. As a percentage of revenue, selling and marketing expenses declined to 28% from 30% for the six month period ended, June 30, 1999 and 1998 respectively. The percentage decline was primarily a result of the 18% increase in revenue growth.

Research and development expenses consist primarily of salaries, benefits, computer equipment and facilities cost associated with the product development staff. It excludes costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses decreased 3% and 2% for the three and six month periods ended June 30, 1999, compared to the three and six month periods ended June 30, 1998. The decrease reflects higher capitalized cost during 1999 compared to 1998. For the six months ended June 30, 1999, the Company capitalized $11,734 of software development cost, while in the corresponding 1998 period, only $5,669 of cost were capitalized. Higher capitalization occurred in 1999 due to the timing of coding work related to I-DEAS Master Series 7, which was released in June 1999, and Master Series 8. Total software development cost, including research expenses and capitalized amounts, increased 15% and 14% for the three and six month periods ended June 30, 1999 compared to the corresponding 1998 periods. The increase is primarily due to an increase in the number of product development personnel and more contracted developers. The amount of capitalized software development cost and accordingly, research and development expense, may vary among periods depending on the stage of development being performed on future product releases.

General and administrative expenses consist of costs associated with the executive finance, legal, human resource and corporate administrative staffs. General and administrative expenses represented 4% of revenue for the three and six month periods ended June 30, 1999, compared to 5% for the three and six month periods ended June 30, 1998. These expenses decreased 5% for the quarter ended June 30, 1999, compared to the corresponding 1998 quarter due primarily to lower third party legal fees.

Other Income

For the three and six month periods ended June 30, 1999, other income was $1,974 and $3,435, respectively, and primarily reflects interest income from cash equivalents and marketable securities. For the three and six month periods ended June 30, 1998, other income was $3,041 and $6,687, respectively. In addition to investment interest income, other income in 1998 included $2,590 received from insurance settlements and $670 of interest income received on a federal income tax refund.

Taxes

In recent years, a substantial portion of the net deferred tax assets was offset by a valuation allowance because of doubt regarding the ultimate realization of the assets. This caused the effective tax rate to differ from the expected statutory rate.
The factors, which necessitated the establishment of a complete valuation allowance are not expected to be entirely present in the future. As a result, the Company began a process in 1998 to reduce the valuation allowance over approximately a three year time frame based on current facts and forecasted circumstances.

The effective tax rate for the six month period ended June 30, 1999 was 37% compared to 30% for the corresponding 1998 period. The increase is primarily due to a non-recurring, one-time tax benefit relating to a refund received in 1998 from the Internal Revenue Service in settlement of its audit of years prior to 1994.

Comprehensive Income

The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Larger net foreign currency translation losses occurred in 1999 compared to 1998 because the U.S. dollar strengthened against the foreign currencies of the subsidiaries.

Acquisition

In July 1999, the Company announced a definitive agreement to acquire all the outstanding stock of privately-held TD Technologies, Inc. ("TD") of Dallas, Texas for approximately $12 million. The purchase price includes shares of common stock and stock options issued to assume outstanding TD employee stock options. TD develops and markets SLATE(tm), System Level Automation Tool for Engineers. The Company plans to integrate TD's technologies into I-DEAS and Metaphase software while improving its stand-alone capabilities. The transaction, which will be accounted for as a purchase, is expected to be completed during the Company's third quarter, subject to the approval of TD's shareholders. Upon closure, the Company expects to record a one-time charge against earnings to write off in-process research and development, which has no alternative future use and has not reached technological feasibility. Also, the Company will record goodwill and other intangible assets which are likely to be amortized over the next three to seven years. The amounts of the charge and intangibles are not known at this time. The historic operating results of TD are not material to the Company's consolidated operations.

Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company generated $65,903 of cash from operating activities, including large customer prepayments for maintenance services. The Company purchased one hundred thousand shares of its own stock for $1,750 under a stock repurchase program. At June 30, 1999, the Company had cash and investments of $170,832 as compared to $122,305 at December 31, 1998. The Company's net working capital was $127,648 at June 30, 1999. The Company does not have any long term debt or current commitments for material capital expenditures. The Company may use portions of its cash and investments to purchase additional shares of its own stock or to acquire technology complementary to its product offerings. The existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund the Company's projected needs for the foreseeable future.

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

If market growth rates for MDA or PDM are less than forecasted, the Company's license revenue growths, as well as maintenance and services revenue growth, are likely to be less than expected. High-end MDA market growth could slow due to preferences among new users for lower priced, mid-range products or a strong capacity within the installed base of seats already sold. Also, the entire product development software industry may experience pricing pressure which could adversely affect the Company's revenue amounts.

Product Development

The product development software industry is highly competitive. Software products compete based on software functionality, integration, scalability, customer support, delivery timing, price and other factors. Some competitors have focused their efforts to develop software native to the Microsoft Windows platform. While the Company's software products are available for a variety of vendor platforms, including Windows, they currently do not provide user interfaces or linking functionality native to Windows applications. Customer preferences for the Company's products, including platform choices, cannot be assured. The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs within competitive pricing structures and in a timely manner. The Company has committed to providing certain enhancements and integrations to customers within aggressive time frames. Failure to meet these time frames could result in delayed or lost revenue opportunities. The Company relies on highly skilled technical and other key employees who are competitively recruited within the software industry. Additionally, the Company relies, to a lesser degree, on third parties for development. Failure to attract and retain key personnel and maintain important third party relationships could have an adverse impact on future operating results.

Technology Acquisitions

In recent months, the Company has purchased software technology and software licensing rights from third parties and acquired Imageware Corporation with the objective of extending its I-DEAS and Metaphase product offerings. Such investments have resulted in increased expenses to amortize the cost of goodwill and other acquired intangible assets. The Company's recent intention to purchase TD is likely to add to amortization expenses in future periods. As a result, these acquisitions will have a dilutive effect on the Company's 1999 earnings. The effect on future years' earnings will depend, in part, on the Company's ability to integrate the purchased technology, advance the technology for the Company's customers and market the new technology profitably.

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

The Company relies on third parties for telecommunications, electricity, banking, shipping and other essential business operations. Additionally, its information systems depend on computer hardware, software, and other equipment also supplied by third parties. To reduce the risk caused by third party reliance, and mitigate the consequences of the Year 2000, the Company has adopted a Year 2000 conversion approach with five basic phases:
Awareness, Assessment, Renovation, Validation, and Implementation. The approach is being applied throughout the Company and is in differing phases among areas of exposure. So far, no significant deficiencies have been identified. The Company's enterprise management information system, SAP R/3, is Year 2000 compliant based on representations from its supplier, SAP AG. Approximately 100% of the enterprise-wide networks and critical computer systems have been assessed and have been validated as compliant or renovated to compliance.

All of the Company's North American facilities have been assessed and are expected to be compliant as to power, communication and other necessary utilities. Of the European and Asian facilities that have been assessed, all have been validated as compliant. Approximately 15% of the Company's employees are in European and Asian facilities that have not been assessed for compliance. The Company continues to assess sites in Europe and Asia-Pacific to identify areas that may need renovation. The Company is formulating contingency plans for the potential disruption of critical functions.

The total cost of any modifications necessary to achieve compliance is not expected to be material to operating results. The Company's policy, in accordance with generally accepted accounting procedures, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the estimated useful lives of the assets. While the Company has taken measures to reduce the risk of date-related failures, it cannot eliminate the potential for business interruption or product failure due to third party non-compliance. Additionally, Year 2000 interruptions in the Company's customer base could reduce or delay sales.

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

Item 3. Quantitative and Qualitative Disclosures about Market
Rights.

There have not been any significant changes to the Company's financial market risk exposure since filing of the Company's 1998
Annual Report on Form 10-K.

           PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the May 6, 1999 Annual Meeting of Shareholders, the
Company's shareholders voted to:

- Elect the following Class II directors to serve until the 2001 Annual Meeting as follows:

    William J. Weyand - 31,897,523 shares in favor; 277,205 shares withheld or against.
    James W. Nethercott - 31,897,434 shares in favor; 277,294
       shares withheld or against.
    John E. McDowell - 31,395,745 shares in favor; 778,983 shares withheld or against.
    Gilbert R. Whitaker, Jr. - 31,910,941 shares in favor; 263,787 shares withheld or shares against.

    There were no broker votes.

     - Ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for 1999. Shares totaling 32,108,437 voted in favor, 43,690 voted against and 22,601 abstained with no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits

    27   Financial data schedule for the period ended
         June 30, 1999, filed herewith.

b) No report on Form 8-K was filed during the second quarter of 1999.

                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              STRUCTURAL DYNAMICS RESEARCH CORPORATION




Date: August 13, 1999      By: /s/ Jeffrey J. Vorholt
                                Jeffrey J. Vorholt,
                                Vice President,
                                Chief Financial Officer
                                and Treasurer



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