Form 10-Q
period 1999-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 1999-11-15
CIK 820235

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1999

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

              Yes [X]                       No [  ]

As  of  October  31,  1999 there were 35,725,954  shares  of  the
Registrant's   Common  Stock  without  par   value   issued   and
outstanding.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)
              (in thousands, except per share data)
                                Three Months          Nine Months
                          Ended September 30,      Ended September 30,
                           1999         1998       1999      1998
Revenue:
 Software licenses         $ 42,416    $ 43,886   $135,208    $123,315
 Software maintenance and
   services                  66,491      57,933    192,881     164,758
    Total revenue           108,907     101,819    328,089     288,073

Cost of revenue:
 Cost of licenses            12,913       7,819     30,277      23,103
 Cost of maintenance and
   services                  38,626      32,794    108,445      90,940
    Total cost of
      revenue                51,539      40,613    138,722     114,043           9
Gross profit                 57,368      61,206    189,367     174,030

Operating expenses:
 Selling and marketing       30,505      29,146     91,203      84,649
 Research and development    16,965      16,164     49,370      49,380
 General and
  administrative              4,424       4,503     13,730      13,186
 Purchased in-process
  research and development    2,350          --      2,350          --
    Total operating
     expenses                54,244      49,813    156,653     147,215

Operating income              3,124      11,393     32,714      26,815

Other income, net             1,464       4,144      4,899      10,829
Income before income taxes    4,588      15,537     37,613      37,644
Income tax expense            2,051       5,199     14,271      11,865
        Net income          $ 2,537    $ 10,338   $ 23,342    $ 25,779

Net income per share:
        Basic               $   .07    $    .29   $    .65    $    .71
        Diluted                 .07         .28        .62         .67

Comprehensive income        $ 3,538    $ 12,116   $ 21,762    $ 27,393

See accompanying notes to consolidated financial statements.


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet
                         (in thousands)


                                    September 30,  December 31,
                                        1999          1998
Assets                                (unaudited)
Current assets:
 Cash and cash equivalents            $123,296      $100,581
 Marketable securities                  11,453        11,787
 Trade accounts receivable, net         87,693        92,169
 Other accounts receivable               6,888         8,956
 Prepaid expenses and other current
   assets                                8,562        12,102
                                       237,892       225,595

Marketable securities                   16,220         9,937

Property and equipment, at cost:
 Computer and other equipment           67,428        63,943
 Office furniture and equipment         19,256        18,929
 Leasehold improvements                  8,176         7,819
                                        94,860        90,691

 Less accumulated depreciation and
    amortization                        70,669        65,017
        Net property and equipment      24,191        25,674

Marketable software costs, net          58,536        36,237
Goodwill and other intangibles          43,843        32,886
Other assets                             8,895        10,425


                  Total assets        $389,577      $340,754


See accompanying notes to consolidated financial statements.

    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheet

              (in thousands, except per share data)

                                      September 30,     December 31,
                                           1999          1998
Liabilities and Shareholders' Equity   (unaudited)
Current liabilities:
 Accounts payable                      $ 13,816        $ 14,840
 Accrued expenses                        49,503          49,371
 Accrued income taxes                     6,982           7,242
 Deferred revenue                        58,726          45,655
        Total current liabilities       129,027         117,108

Other long-term liabilities               8,341           7,872

Shareholders' equity:
 Common stock, stated value $.0069
 per share Authorized 100,000 shares;
 outstanding shares-36,194 and 35,487
 net of 2,028 and 2,313 shares
 in treasury                                251             246
 Capital in excess of stated value      129,167         114,499
 Retained earnings                      126,149         102,807
 Accumulated other comprehensive
  income (loss):
  Foreign currency translation
   adjustment                            (3,184)         (1,843)
  Unrealized holding results of
   investments                             (174)             65
  Accumulated other
   comprehensive loss                    (3,358)         (1,778)
    Total shareholders' equity          252,209         215,774
    Total liabilities and shareholders'
     equity                            $389,577        $340,754


    STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)

                         (in thousands)
                                             Nine Months Ended
                                               September 30,

                                           1999           1998
Cash flows from operating activities:
    Net Income                             23,342        25,779
    Adjustments to reconcile net income
     to net cash flows
     from operating activities:
    Amortization of computer
     software cost                         10,704        12,307
    Depreciation                            8,875         8,621
    Amortization of acquired intangibles    3,844           610
    Purchased in-process research
     and development                        2,350            --
    Gain on sale of test business              --        (2,745)
    Other                                      64          (220)
    Changes in assets and liabilities
     from operating activities:
      Accounts receivable                   7,775        14,892
      Prepaid expenses and other assets     5,151          (825)
      Accounts payable and accrued expenses(1,843)        3,324
      Deferred revenue                     11,793         6,293
      Income taxes payable                   (260)       (5,327)
      Other long-term liabilities             409           435
      Net cash provided by operating
        activities                         72,204        63,144

Cash flows from investing activities:
 Sales (purchases) of marketable
     securities, net                       (6,188)        1,725
 Additions to property and equipment, net  (7,333)       (9,246)
 Additions to marketable software costs   (18,553)      (12,815)
 Acquisition of Enterprise Software
 Products, Inc., net of
     cash acquired                        (15,228)           --
 Acquisition of TD Technologies,
     Inc., net of cash acquired              (320)           --
 Sale of test business                         --         1,809
  Net cash used in investing
   activities                             (47,622)      (18,527)

Cash flows from financing activities:
 Stock issued under employee benefit
  plans                                     4,236         6,410
 Purchase of common stock                  (4,762)           --
 Repayment of long term debt                   --          (894)
 Net cash provided by (used in)
  financing activities                       (526)        5,516

Effect of exchange rate changes on cash    (1,341)        1,436
Increase in cash and cash equivalents      22,715        51,569

Cash and cash equivalents:
   Beginning of period                    100,581        81,056

   End of period                         $123,296      $132,625

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

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows:

                            Three Months          Nine Months
                         Ended September 30,   Ended September 30,
                          1999        1998      1999       1998
Net income (numerator)   $ 2,537     $10,338   $23,342   $25,779
                         =======     =======   ======    =======
Weighted average
outstanding:

   Common shares (basic
    denominator)          35,875      36,270    35,736    36,095
   Dilutive employee stock
    options                1,594         956     1,842     2,309
                          ------      ------    ------    -------
Common stock and dilutive
 common stock equivalents
(diluted denominator)     37,469      37,226    37,578    38,404

Earnings per share:
   Basic                 $   .07     $   .29   $   .65   $   .71
   Diluted               $   .07     $   .28   $   .62   $   .67


Options to purchase 1,976 and 1,916 shares of common stock for the three and nine month periods ended September 30, 1999 and 1,625 and 561 shares of common stock for the three and nine month periods ended September 30, 1998 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares.


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

Certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in the Company's
Securities and Exchange Commission reports. The Company's results could differ from those results described herein. Forward looking information should be evaluated in the context of these and other factors, some of which are described in more detail in "Factors That May Affect Future Results."

Revenue

The Company's consolidated net revenue increased 7% to $108,907 for the quarter ended September 30, 1999 compared to the corresponding quarter of 1998. Revenue growth was led by sales of software maintenance, services and Metaphase licenses. Metaphase license revenue grew 20% to $13,370 compared to the same quarter in 1998. Metaphase license growth was led by large orders to automotive, aerospace and defense industries. I-DEAS and Metaphase services and maintenance revenue growth was strong in all major geographic regions, growing 18% during the quarter ended September 30, 1999 compared to the same period in 1998. These revenues continued to grow due to an expanded customer base and overall increases in I-DEAS and Metaphase implementation projects resulting from license sales. Total revenues from Metaphase products grew 24% over the prior year quarter and accounted for 28% of consolidated net revenues for the quarter ended September 30, 1999 compared to 24% for the corresponding 1998 quarter. I-DEAS license revenue was $29,046 for the quarter ended September 30, 1999 declining $3,679, or 11% compared to the previous year's quarter. Increased I-DEAS license sales in North America and Europe only partially offset declines in Asia-Pacific. Consolidated net revenue for the quarters ended September 30, 1999 and 1998 was comprised of 46% and 45% from North America, 36% and 32% from Europe and 18% and 23% from Asia-Pacific, respectively.

For the nine months ended September 30, 1999, consolidated net revenue was $328,089 and grew 14% compared to the same period in 1998. License revenue grew 10% over the corresponding 1998 period. Strong I-DEAS and Metaphase license sales in Europe and North America offset I-DEAS license sale declines in Asia-
Pacific.   I-DEAS  license revenues grew  4%  to  $102,862  while
Metaphase license revenues grew 34% to $32,345 for the nine months ended September 30, 1999. Total maintenance and service revenue grew 17% compared to the corresponding 1998 period. For the nine month periods ended September 30, 1999 and 1998, revenue in North America accounted for 45% and 45%, Europe 37% and 33%, and Asia-Pacific 18% and 22%, respectively, of consolidated net revenues. The Asia-Pacific revenue comparison was impacted by large I-DEAS license orders in 1998 from a major Japanese distributor and automotive customers. The Company expects the international market to continue to account for a significant portion of total future revenue.

Expenses

Cost of revenue consists principally of the staff and related costs associated with fee based services and support for software maintenance contracts; amortization of goodwill, other acquired intangibles and capitalized software construction costs; royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 27% and 22% for the three and nine month periods ended September 30, 1999, respectively compared to the corresponding 1998 periods. Cost of revenue represented 47% and 42% of revenue for the three and nine month periods ended September 30, 1999, compared to 40% for the corresponding periods in 1998.

The cost of licenses, as a percentage of license revenue increased to 30% and 22% for the three and nine month periods ended September 30, 1999, compared to 18% and 19% for the corresponding periods of 1998. For the quarter ended September 30, 1999, the cost of licenses included a non-recurring royalty charge of $4,200 paid to a third party supplier in connection with a major Metaphase sale. Aside from this anomaly, the cost of license revenue increased faster than license revenue in 1999 due to other increases in royalties paid to third parties for additional Metaphase functionality and increased amortization for acquired intangibles. The cost of services and maintenance for the three and nine month periods ended September 30, 1999 were 58% and 56% of the related revenue, compared to 57% and 55% for the corresponding 1998 periods. The increases were due to higher cost of services labor and contractors.

Selling and marketing expenses consist of the costs associated with the worldwide sales and marketing staff, advertising and product localization. The expenses increased 5% and 8% for the three and nine month periods ended September 30, 1999, respectively, compared to the corresponding 1998 periods. The increase is primarily due to an increase in related headcount. Selling and marketing expenses represented 28% of revenue for the three and nine month periods ended September 30, 1999, respectively, compared to 29% for the corresponding 1998 periods.

Research and development expenses consist primarily of salaries, benefits, computer equipment and facilities cost associated with the product development staff. It excludes costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses increased 5% for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. Expenses for the nine months ended September 30, 1999 did not change compared to the same period of
1998.   The  1999 expense levels reflect higher capitalized  cost
during  1999  compared  to  1998.   For  the  nine  months  ended
September 30, 1999, the Company capitalized $18,303 of software development cost, while in the corresponding 1998 period $9,565 of costs were capitalized. Higher capitalization occurred in 1999 due to the timing of coding work related to I-DEAS Master Series(TM) 7 and Master Series 8. Total software development cost, including research expenses and capitalized amounts, increased 17% and 15% for the three and nine month periods ended September
30,  1999  compared  to  the  corresponding  1998  periods.   The
increase is primarily due to an increase in the number of product development personnel and more contracted developers. The amount
of   capitalized  software  development  cost  and   accordingly,
research   and  development  expense,  may  vary  among   periods
depending on the stage of development being performed on future product releases.

General and administrative expenses consist of costs associated with the executive, finance, legal, human resource and corporate administrative staffs. These expenses decreased 2% for the quarter ended September 30, 1999, compared to the corresponding 1998 quarter due primarily to lower third party legal fees. General and administrative expenses represented 4% of revenue for the three and nine month periods ended September 30, 1999, compared to 4% and 5% for the three and nine month periods ended September 30, 1998, respectively.

Other Income

For the three and nine month periods ended September 30, 1999, other income was $1,464 and $4,899, respectively, and primarily reflects interest income from cash equivalents and marketable securities. For the three and nine month periods ended September 30, 1998, other income was $4,144 and $10,829, respectively. In addition to investment interest income, other income for the quarter ended September 30, 1998 included a $2,745 gain from the sale of the Company's test business. For the nine months ended September 30, 1998, other income also included $2,590 received from insurance settlements and $670 of interest income received on a federal income tax refund.

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

The effective tax rate for the nine month period ended September 30, 1999 was 38% compared to 32% for the corresponding 1998 period. The increase is primarily due to 1) a non-recurring, one-time tax benefit relating to a refund received in 1998 from the Internal Revenue Service in settlement of its audit of years prior to 1994, and 2) non-deductible charge for purchased in-process research and development resulting from the acquisition of TD Technologies, Inc. in 1999.

Comprehensive Income

The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. During the quarter ended September 30, 1999, the U.S. dollar weakened against the foreign currencies of the subsidiaries, resulting in translation gains. For the nine months ended
September 30, 1999, net foreign currency translation losses occurred because the U.S. dollar strengthened against the European currencies of subsidiaries during the period.

Acquisitions

In September 1999, the Company acquired all the outstanding stock of privately-held TD Technologies, Inc. ("TD") of Dallas, Texas for approximately $10,275. The transaction was accounted for as a purchase. The purchase price included shares of common stock and stock options issued to assume outstanding TD employee stock options. TD develops and markets SLATE(TM), System Level Automation Tool for Engineers. SLATE(TM) helps users define and track evolving product requirements from inception through the product life
cycle.   The  Company plans to integrate TD's  technologies  into
Metaphase software while improving its stand-alone capabilities. The acquisition included the purchase of incomplete technology which included projects for web interfaces, CAD interfaces and tighter integration with office software products. In aggregate, these projects were 50% complete at the acquisition date. These projects had not reached technological feasibility and did not
have   an  alternative  future  use.   Accordingly,  the  Company
recorded a one-time charge to write off $950 of in-process research and development. The value of the incomplete technology was based on the income approach using projected net cash flows
beginning  in  2000  and a discount rate  of  22.5%.   Also,  the
Company capitalized approximately $8,800 for goodwill, $4,950 for software and $1,150 for other intangible assets which will be
amortized  over  the  next  five to seven  years.   The  historic
operating results of TD are not material to the Company's consolidated results of operations.

In  August 1999, the Company purchased all the outstanding  stock of privately-held Enterprise Software Products, Inc. ("ESP") of Philadelphia, Pennsylvania for $15,500 in cash. ESP develops and markets FEMAP(TM), a simulation and analysis software for desktop
computers.   The  Company plans to integrate  ESP's  technologies
into    I-DEAS   software   while   improving   its   stand-alone
capabilities.   At the time of the acquisition, ESP  had  several
research and development projects relating to post-processing capabilities and a CAD interface which were only 70% to 80% complete. As a result, the Company recorded a one-time charge of $1,400 to write off these in-process research and development projects, which had not reached technological feasibility and did not have an alternative future use. The value of the incomplete technology was based on the income approach using projected net
cash  flows beginning in 2000 and a discount rate of 22.5%.   The
Company recorded goodwill of approximately $665, software of $9,500 and other intangible assets totalling $3,750 which will be
amortized  over  the  next  five to seven  years.   The  historic
operating results of ESP are not material to the Company's consolidated results of operations.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company generated $72,204 of cash from operating activities. The Company used approximately $15,548 to purchase the outstanding stock of ESP and pay acquisition cost related to ESP and TD. The Company purchased two hundred ninety-five thousand shares of its own stock for $4,762 under a stock repurchase program. At September 30, 1999, the Company had cash and investments of $150,969 as compared to $122,305 at December 31, 1998. The Company's net working capital was $108,865 at September 30, 1999.

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

If market growth rates for MDA or PDM are less than forecasted, the Company's license revenue growth, as well as maintenance and services revenue growth, are likely to be less than expected. High-end market growth could slow due to preferences among new users for lower priced, mid-range products or a strong capacity within the installed base of seats already sold. Also, the entire product development software industry may experience pricing pressure which could adversely affect the Company's revenue amounts.

Product Distribution

The  Company  is  in  the  process of reorganizing  much  of  its worldwide  sales  organization  by  integrating  its  I-DEAS  and
Metaphase  sales  forces.   The  reorganization  is  intended  to
increase  focus  on selling enterprise-wide, product  development
solutions,   which   include  software  licenses,   support   and
consulting  services, to larger customer accounts.   Besides  its
own sales force, the Company continues to rely on distributors, representatives and value-added resellers to sell a significant portion of its software licenses. Disruptions in the internal sales organization or with a distributor, representative or value-added reseller could have a significant impact on operating results in a quarter. Because a significant portion of quarterly revenues are usually generated from relatively large customer license orders, failure to close a few large orders in any particular quarter may negatively impact operating results. Historically, a significant portion of the Company's revenue is
generated  from  shipments in the last month of  a  quarter.   In
addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. The Company usually ships software licenses within one to two weeks after receipt of a customer order. Typically, orders exist at the end of a quarter, which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period.

Product Development

The product development software industry is highly competitive. Software products compete based on software functionality, integration, scalability, customer support, delivery timing, price and other factors. Some competitors have focused their efforts to develop software native to the Microsoft Windows platform. While the Company's software products are available for a variety of vendor platforms, including Windows, most of them currently do not provide user interfaces or linking functionality native to Windows applications. Customer preferences for the Company's products, including platform choices, cannot be assured. The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs within competitive pricing structures and in a timely manner. The Company has committed to providing certain enhancements and integrations to customers within aggressive time frames. Failure to meet these time frames could result in delayed or lost revenue opportunities. The Company relies on highly skilled technical and other key employees who are competitively recruited within the software industry. Additionally, the Company relies, to a lesser degree, on third parties for development. Failure to attract and retain key personnel and maintain important third party relationships could have an adverse impact on future operating results.

Technology Acquisitions

In the past twelve months, the Company has purchased software technology and software licensing rights from third parties. Additionally, the Company acquired Imageware Corporation, TD Technologies, Inc. and Enterprise Software Products, Inc. with the objective of extending its I-DEAS and Metaphase product offerings. Such investments have resulted in increased royalty expense and amortization of software, goodwill and other acquired intangible assets. As a result, these technology acquisitions have had a dilutive effect on the Company's 1999 earnings. The effect on future years' earnings will depend, in part, on the Company's ability to integrate the purchased technology, advance it for the Company's customers and market the new technologies profitably.


Year 2000

The Year 2000 causes uncertainties about whether computer systems and other equipment with date sensitive hardware or software will
appropriately  recognize  and process  dates  beyond  1999.   The
failure of software programs, computer hardware and equipment in this regard could result in business interruptions and adversely affect the Company's operating results. The Company has taken measures to address its exposure to these potential date-related failures. The Company's major exposures to date-related failures include product liability for the software tools which it
markets.   The  Company's  primary  software  offerings,  (I-DEAS
Master Series(TM) and Metaphase Enterprise(TM)), store dates in a full, four-digit format. The Company has conducted extensive testing of these software offerings, including integrated third party functionality, for Year 2000 compliance ("compliance"). Based on testing to date, I-DEAS Master Series 5, Metaphase Enterprise 2.3 and their respective subsequent releases, properly recognize and process dates beyond 1999 when the underlying operating system of the host machine provides full date information to the software. The Company has tested, and will continue to test, its code for new products and enhancements to ensure compliance in future software releases. Potential causes of failure will continue to be rectified in a timely manner. Compliance of product versions prior to I-DEAS Master Series 5 and Metaphase Enterprise 2.3 is not completely known; however, if there are issues of non-compliance, current customers of such products can upgrade to achieve Year 2000 compliance. While the software products were developed to be compliant, customizations and modifications to the products are the responsibilities of the customer and may not necessarily be compliant. To date, the Company is not aware of any customer customizations or modifications which result in
significant   date-related  failures   of   otherwise   compliant
software.

The  Company  relies  on  third parties  for  telecommunications, electricity,  banking,  shipping  and  other  essential  business operations. Additionally, its information systems depend on computer hardware, software, and other equipment also supplied by third parties. To reduce the risk caused by third party reliance, and mitigate the consequences of the Year 2000, the Company has adopted a Year 2000 conversion approach with five basic phases: Awareness, Assessment, Renovation, Validation, and Implementation. The approach is being applied throughout the Company and is in differing phases among areas of exposure. So far, no significant deficiencies have been identified. The Company's enterprise management information system, SAP R/3, is Year 2000 compliant based on representations from its supplier, SAP AG. Approximately 100% of the enterprise-wide networks and critical computer systems have been assessed and have been validated as compliant or renovated to compliance. All of the
Company's North American facilities have been assessed and are expected to be compliant as to power, communication and other necessary utilities. Of the European and Asian facilities that have been assessed, all have been validated as compliant. Approximately 10% of the Company's employees are in European and Asian facilities that have not been assessed as compliant. The Company continues to assess all sites in Europe and Asia-Pacific to identify areas that may need renovation.

The total cost of any modifications necessary to achieve compliance has not been and is not expected to be material to operating results. The Company's policy, in accordance with generally accepted accounting procedures, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the estimated useful lives of the assets. The Company has taken measures to reduce the risk of date-related failures; however, it cannot eliminate the potential for business interruption or product failure due to third party non-compliance. While the Company does not expect significant interruptions, the Company is formulating contingency plans for the potential disruption of critical functions. Year 2000 interruptions in the Company's customer base could reduce or delay sales.

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


                   PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits

    27   Financial data schedule for the period ended September 30,
       1999, filed herewith.

b) No report on Form 8-K was filed during the third quarter of 1999.



                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STRUCTURAL DYNAMICS RESEARCH CORPORATION


Date: November 11, 1999       By: /s/ Jeffrey J. Vorholt
                                Jeffrey J. Vorholt,
                                Vice President,
                                Chief Financial Officer and
                                Treasurer



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