Form 10-K405
period 1999-12-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 2000-03-30
CIK 820235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Commission file number 33-16541

December 31, 1999

STRUCTURAL DYNAMICS RESEARCH CORPORATION

An Ohio Corporation	I.R.S. Employer Identification No. 31-0733928

2000 Eastman Drive, Milford, Ohio 45150	Telephone Number (513) 576-2400

__________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

__________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

__________________

As of March 3, 2000, 30,111,353 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was $521,302,799 at that date.

__________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated March 31, 2000 are incorporated by reference into Part III of this Form 10-K. Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-K.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Annual Report on Form 10-K for Fiscal Year 1999

Table of Contents

PART I.
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Report of Independent Accountants
Consolidated Statement of Operations
Consolidated Balance Sheet
Consolidated Statement of Shareholders' Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Quarterly Financial Information
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV.
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

Factors That May Affect Future Results

Information in this report may contain forward-looking statements which are based on the estimates and assumptions of management at the time such statements are made. Actual results could differ materially from those disclosed in any forward-looking statement as a result of risks and uncertainties, some of which are described in more detail in the "Factors That May Affect Future Results" section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I

(dollar amounts in thousands)

Item 1: Description of Business - General

Structural Dynamics Research Corporation ("SDRC") is a leading developer and global supplier of software solutions for collaborative product development. Customers use SDRC's software systems to develop mechanical products and manage information about their products. The software facilitates collaboration between and among product developers, manufacturers, their suppliers and others, spanning the life of a product. SDRC's product data management ("PDM") software offers a web-centric information infrastructure that harnesses its customers' intellectual capital to drive product innovation and manage the complete product life cycle. The system collects comprehensive information throughout a product life and readily distributes the information to users, allowing companies and their suppliers to leverage their knowledge, developing products better and faster. SDRC's flagship design software is an integrated computer-aided design ("CAD"), computer-aided manufacturing ("CAM") and computer-aided engineering ("CAE") solution which helps manufacturers streamline product development processes while reducing the time required and related cost. Complementing its software tools, SDRC supports its customers with training, software implementation and consulting services through its professional services staff.

SDRC's products and services are most valuable to companies seeking to accelerate their time to market for new products in response to increased competition, while designing and manufacturing mechanical products in accordance with specific quality and cost criteria. A broad range of customers use SDRC's software tools and services with the highest concentration of users in the automotive, electronics, industrial machinery and aerospace industries.

SDRC was incorporated under the laws of the State of Ohio in 1967. SDRC was founded to provide advanced engineering consulting services, and over time, developed some of the CAD/CAM/CAE industry's first mechanical engineering software packages to assist in its consulting efforts. After receiving strong customer interest in these software packages, SDRC began marketing its software in the early 1970s. In 1987, SDRC made its initial public stock offering. In 1992, SDRC and Control Data Systems, Inc. established Metaphase Technology, Inc. ("MTI") as a joint venture company to develop PDM software. In January 1997, SDRC acquired the remaining stock of MTI and certain assets of Control Data Systems, Inc.'s global PDM software sales and support business.

In recent years, SDRC has made other business acquisitions to expand its ability to develop and market new products for customers. In June 1996, SDRC completed the acquisition of Camax Manufacturing Technologies, Inc. ("Camax") and its wholly owned subsidiaries. Camax provided SDRC the technology for computer-aided manufacturing software including computerized numerical control machining operations. In 1997, SDRC acquired Computer Aided Systems for Engineering, Inc. which had been a third party author of certain software drafting modules. The acquisition provided SDRC with full control of its product development for drafting and the opportunity to facilitate the creation of new products. SDRC acquired Imageware Corporation ("Imageware") in November 1998. Imageware is a developer of free form surface-modeling and 3D inspection software tools for the automotive, aerospace and consumer products industries. In 1998, SDRC acquired software from Altris Software, Inc. for the creation of document management functionality within SDRC's PDM software tools. In 1999, SDRC acquired Enterprise Software Products, Inc., the developer of FEMAP (TM), a desktop CAE tool. Also in 1999, SDRC acquired TD Technologies Inc. which develops SLATE (TM), a knowledge management software complimentary to Metaphase (TM) Enterprise (R). In January 2000, SDRC acquired Sherpa Systems Corporation, a developer of PDM solutions and Inso France Development, a developer of internet technology.

Products & Services

I-DEAS

I-DEAS (R) is an integrated CAD/CAM/CAE software system utilized by many high profile, global companies. I-DEAS allows developers to design, simulate, test and manufacture product concepts faster than the time required using stand-alone or partially integrated software tools. The I-DEAS software is specifically designed to meet the needs of developers who design products by using solid modeling technology. Developers are able to create and view a "master model," a solid representation of a product that precisely defines its geometry and material characteristics. I-DEAS allows product development team members to work concurrently on the same project sharing this common master model. The master model can be accessed and understood by representatives from a customer's management, marketing and manufacturing functions. Using I-DEAS, the master model can be analyzed to evaluate the mechanical performance and structural integrity of the design concept, as well as provide information that can be used to optimize product performance, study assembly sequences and evaluate manufacturability. I-DEAS is scalable to smaller design groups and companies needing a mid-priced CAD solution. For smaller users, I-DEAS provides the same solid modeling technology for high level design, while ensuring upward compatibility and migration.

Metaphase Product Suite

Metaphase Enterprise, a PDM software system, creates, manages and controls data associated with product information as it evolves through the product life cycle. Metaphase Enterprise software helps customers improve the way they organize, share and access their product data. Product developers can achieve fast, reliable access to the application used to create product designs. Managers can accurately and reliably access information about work-in-process, as well as documentation of the entire product life cycle. Metaphase Enterprise is an internet-enabled, modular PDM system designed to provide the depth and breadth of functionality customers require to meet current and future data management needs.

Imageware Products

Through its Imageware brand, SDRC markets a suite of surfacing and design inspection software tools which it develops. Surfacer (TM) is an advanced, three-dimensional, surface modeling software which assists developers in improving the surface quality of products under design. Surfacer reduces model development time by creating geometric dimensions and performing analysis from physical parts, without computerized descriptions.

FEMAP

FEMAP is a computer-aided simulation and analysis solution for desktop computers. FEMAP allows engineers to create computer models that accurately determine the structural, thermal and dynamic characteristics of structures before they are built. Models created in FEMAP can be analyzed using several standard industry solvers. Results from analyses are displayed on-screen as real time animations, color contour plots or as tabular data. FEMAP is a native Windows software system allowing engineers to easily document their analyses with the cut-and-paste of graphics and data.

SLATE

System Level Automation Tool for Engineers, SLATE, is an easy to use tool which assists product planners in defining, tracking and communicating product requirements as they evolve from inception. Using a set of graphical building-blocks, users are able to communicate changes and update their knowledge of product requirements as they change. The software is internet-enabled to distribute information quickly and easily.

SherpaWorks

With the acquisition of Sherpa Systems Corporation in January 2000, SDRC acquired a large base of customers using SherpaWorks (TM), a PDM software. SDRC plans to support this base of users while migrating them to a Metaphase solution.

ExperTeam (SM) Services

SDRC provides customers with process automation and implementation services, as well as technical software support and training for the software tools it markets. SDRC has a worldwide professional services staff with extensive knowledge of information management, mechanical design technology and development processes. By incorporating industry-specific best practices utilizing SDRC software tools, SDRC's service professionals assist customers in optimizing their product development process and improving their product design. In addition, advanced training and knowledge transfer can be provided to customers to enable them to integrate and leverage their CAD/CAM/CAE and PDM software investment. Advanced computer simulation methods and in-depth application expertise are available for traditional or highly specialized computer technologies, including design audits, product design, troubleshooting and engineering process design.

Technical application engineers provide telephone "hotline" support and on-site customer support to customers under maintenance contracts. Customers under maintenance contract also receive software enhancement versions released during the term of their contract.

SDRC provides basic training for each major software package. Further training classes are offered for selected applications to support continued growth of customer skills and to increase the productivity of those who utilize SDRC software.

Heterogeneous Environment/Platforms

SDRC's software tools are available on the leading engineering workstations using UNIX and Microsoft NT operating systems. This hardware platform independence allows SDRC's customers to operate in a heterogeneous environment, selecting and adding software modules for a broad range of hardware systems based upon their unique requirements. The productivity benefits of leading-edge capabilities, such as unprecedented ease-of-use, team-oriented product development, best-in-class design, performance simulation and integrated applications, have increased the number of potential users who can utilize these tools.

Product Development

SDRC works closely with its customers to identify their needs and define software enhancements to be incorporated into SDRC products. SDRC has committed substantial resources to the research and development of new technologies for developing and managing products. SDRC generally develops new functionality internally, through its product development staff. SDRC employed 727, 644 and 565 product developers at December 31, 1999, 1998 and 1997, respectively. SDRC also uses contractors to code functionality. Additionally, SDRC collaborates with third party developers to integrate specific functionality through royalty arrangements and software purchase agreements. Research and development expense were approximately $67,774, $64,182 and $49,415 in 1999, 1998, 1997, respectively. The expenses excluded $2,550, $2,775 and $7,153 of product development costs which were reimbursed by other companies in 1999, 1998 and 1997, respectively.

Development of CAD/CAM/CAE and PDM technology is competitive and advances can occur rapidly. There are no assurances that SDRC will be successful in developing new products and that new products will achieve sufficient market acceptance.

Sales and Marketing

SDRC markets its products and services through a worldwide direct sales and technical support work force. Most of the sales force is trained to sell PDM and CAD/CAM/CAE products. Typically, sales associates focus on large value orders for named-customer accounts. SDRC also utilizes distributors, value-added resellers and other independent representatives for its selling and marketing efforts. Telemarketing is also used to sell maintenance contract renewals and services. In addition to sales account managers, SDRC's sales force includes highly skilled engineers and technical support personnel, capable of addressing the sophisticated needs of customers. As of December 31, 1999, the sales associates and marketing staff totaled 390 employees, while the technical support staff totaled 455 employees.

SDRC has a large, diverse base of customers. SDRC has an established relationship with a distributor in Japan, Information Services International - Dentsu Ltd., which accounted for approximately 10%, 11% and 11% of SDRC's total revenues in 1999, 1998 and 1997, respectively. Revenues from the Ford Motor Company represented 15%, 13% and 14% of total revenues in 1999, 1998 and 1997, respectively.

Historically, a significant portion of SDRC's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. SDRC usually ships software licenses within one to two weeks after receipt of a customer order. Typically, orders exist at the end of a quarter which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period, or material to operating trends.

Competition

The market for SDRC's software products is highly competitive and SDRC expects competitive pressure to increase in the future. To remain competitive, SDRC must continually enhance its existing software products and pursue the development and introduction of new products. The principal competitive factors for the enterprise product development software and related services market include product functionality, product integration, hardware platform support, ease of use, price, customer support, technical reputation and size of installed customer base. Additionally, its employees are an important component of SDRC's approach in providing product development solutions to its customers. SDRC's success will depend in part on its ability to attract and retain a work force whose skills are competitively recruited.

SDRC competes against other CAD/CAM/CAE products including the CATIA and SolidWorks products marketed by Dassault Systemes, the Unigraphics and SolidEdge products marketed by Unigraphics Solutions, Inc. and the Pro/ENGINEER product marketed by Parametric Technology Corporation. SDRC's PDM products compete against other software products such as Windchill marketed by Parametric Technology Corporation, Matrix marketed by MatrixOne, ENOVIA marketed by Dassault Systemes, I/MAN marketed by Unigraphics Solutions, Inc. and products marketed by SAP and others. SDRC's future success will depend in a large part on its ability to further penetrate its installed customer base, as well as the installed customer base of its competitors.

Employees

As of December 31, 1999, SDRC had 2,579 full-time employees, of whom 727 were engaged in research and development; 390 in sales and marketing; 455 in technical support; 548 in services; and 459 in general management and administration.

Intellectual Property and Other Proprietary Rights

SDRC relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. SDRC licenses its software pursuant to signed license agreements which impose certain restrictions on the licensee's ability to utilize the software. SDRC avoids disclosure of its trade secrets, including requiring those persons with access to proprietary information to execute confidentiality agreements and SDRC restricts access to product source code. SDRC protects its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

Segment and Geographic Information

Segment and geographic information is included in Note 10 of SDRC's Notes to Consolidated Financial Statements for the year ended December 31, 1999 (see page 48).

Item 2: Properties

The following table sets forth certain information with respect to principal facilities in which SDRC and its subsidiaries conduct their operations. In addition, SDRC leases other office sites around the world for its sales and services personnel. The facilities are adequate for current operations.

		Space Used In
	Ownership	Operations
Location	Or Lease	(Square Feet)	Principal Activities

Cincinnati, Ohio	Lease (expires 2011)	221,000	Corporate headquarters, product development center, and administration facilities

Cincinnati, Ohio	Lease (expires 2007)	95,000	Sales, marketing and services offices

Minneapolis, Minnesota	Lease (expires 2001)	68,000	Sales and marketing offices and product development center

Milpitas, California	Lease (expires 2003)	51,000	Sales and marketing offices, customer support facilities

Dearborn, Michigan	Lease (expires 2000)	39,000	Product development center, customer support and training facilities

Ann Arbor, Michigan	Lease (expires 2007)	23,000	Sales and marketing offices and product development center

San Diego, California	Lease (expires 2004)	21,000	Sales offices and training facility

Frankfurt, Germany	Lease (expires 2001)	19,000	Central Europe sales and customer support office

Paris, France	Lease (expires 2002)	18,000	Southern Europe sales and customer support office

Eugene, Oregon	Lease (expires 2004)	16,000	Product development center

Tokyo, Japan	Lease (expires 2003)	16,000	Customer support and services office

Hitchin, England	Lease (expires 2017)	15,000	U.K. headquarters facility

Item 3: Legal Proceedings

SDRC is not a party to any litigation other than ordinary routine litigation incidental to its business. While the outcome of these ordinary, routine legal matters cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on SDRC's consolidated results of operations or consolidated financial position.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

SDRC's common stock is listed and traded on The Nasdaq Stock Market ("Nasdaq") under the symbol SDRC. The high and low trade prices per share for SDRC's common stock as reported on the Nasdaq are contained in the table below.

Three months ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
High	$ 20 1/4	$ 23 7/16	$ 20	$ 16 3/4
Low	15 5/16	15 15/16	13 5/8	8 13/16

	Three months ended
	March 31, 1998	June 30, 1998	September 30, 1998	December 31, 1998
High	$ 28 15/16	$ 29	$ 23 7/8	$ 19 7/8
Low	20 1/2	21	8 3/4	7 1/2

SDRC paid no dividends in 1999 or 1998 and intends to continue its policy of retaining earnings to finance future growth. There were approximately 1,769 shareholders of record as of December 31, 1999.

Item 6: Selected Financial Data

The selected financial data for the five years ended December 31, 1999, which appears on page 16 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in thousands)

Results of Operations

Introduction

SDRC develops, markets and supports comprehensive software solutions for developing and managing products. SDRC's computer-aided design, computer-aided manufacturing and computer-aided engineering software tools are used to design products, analyze performance and program manufacturability. Through I-DEAS (R), SDRC provides integrated mechanical CAD/CAM/CAE software which helps manufacturers streamline product development processes to reduce time and cost. SDRC's Metaphase (TM) Enterprise (R) is an internet-enabled, product data management software ("PDM") which assists companies in creating, tracking and distributing product information from inception to design and throughout the product life cycle. Complementing its software solutions, SDRC supports its customers with training, software implementation and consulting services through its professional services staff. SDRC devotes substantial internal resources to developing new technology and expanding the scope of its product development software solutions. Additionally, SDRC collaborates with third party developers to integrate specific functionality and interfaces into its software tools. Since acquiring Metaphase Technology, Inc. ("MTI") in January 1997, SDRC has acquired five other software companies to enhance its product offerings and expand its markets.

SDRC derives its revenue from licensing software, selling maintenance contracts for license upgrade rights and customer support services, and supplying fee based customer services, such as training, consulting and implementation. Total revenues were $442,223, $403,025 and $351,322 in 1999, 1998 and 1997, respectively. Total revenues grew 10% in 1999 and 15% in 1998. Revenue growth was primarily a result of increased maintenance and services revenues. In 1999, 1998 and 1997, SDRC recorded charges of $2,350, $3,230 and $20,850, respectively, for purchased in-process research and development associated with the acquisitions of other software companies. Net income, excluding those charges, was $30,309, $38,902 and $50,880 for 1999, 1998 and 1997, respectively. The decline in SDRC's profitability margins was a result of several factors, primarily the faster growth of maintenance and services revenue which are more cost intensive than sales of software licenses, and more royalties payable to third party developers, particularly as the scope of the Metaphase software was expanded.

Software Licenses

Revenue from software licenses grew 2% in 1999 and 3% in 1998. The low growth rates in 1999 and 1998 were due to lower sales in North America and Asia-Pacific of I-DEAS licenses. Lower sales were indicative of a weaker market for high end, mechanical CAD/CAM/CAE software. I-DEAS license growth in Europe was 15% and 9% in 1999 and 1998, respectively, and nearly offset declines in North America and Asia-Pacific. Revenues from the sale of PDM licenses grew 10% in 1999 and 18% in 1998. The PDM growth was led by large orders from automotive and aerospace industry leaders. The growth rate in 1999 was dampened by lower sales in Asia-Pacific.

Software Maintenance and Services

Software maintenance and services revenue were $263,744 in 1999, $227,888 in 1998 and $180,595 in 1997. Software maintenance and service revenue accounted for 60%, 57% and 51% of total revenues in 1999, 1998 and 1997, respectively. The growth and larger proportion of total revenues reflected the increased number of software licenses installed worldwide over the last three years. As the installed base expanded, orders for maintenance and services increased. Revenue growth was the strongest in Europe as a result of large implementation projects for I-DEAS and Metaphase license customers.

Product Revenues

Combined revenue from the sale of PDM licenses, maintenance and services grew 15% in 1999 and 26% in 1998 and accounted for 31% and 29% of total revenue in 1999 and 1998, respectively. Combined CAD/CAM/CAE revenues grew 8% in 1999 and 11% in 1998 on a much larger base than PDM revenues. In 2000, management expects total PDM revenues to grow faster than CAD/CAM/CAE revenues, becoming a larger percentage of total revenue. The installed base of PDM customers is expected to grow with an increasing effect on maintenance and services revenue.

Bar Graph

	1997	1998	1999
PDM licenses	42,404	50,101	55,352
PDM maintenance and service	51,804	68,274	80,457
CAD/CAM/CAE licenses	128,323	125,036	123,127
CAD/CAM/CAE maintenance and services	128,791	159,614	183,287

Geographic Revenues

Of total revenue, North America accounted for 45%, 45% and 49%; Europe, 37%, 34% and 30%; and Asia- Pacific, 18%, 21% and 21% in 1999, 1998 and 1997, respectively. Management expects that the international market will continue to account for a significant portion of total revenues in future periods.

Cost of Revenue

Bar Graph

	1997	1998	1999
America's	171,003	178,979	198,309
Europe	107,153	138,091	163,071
Asia-Pacific	73,166	85,955	80,843

Cost of Revenue

Cost of revenue consists of the compensation and related staff costs associated with fee based services and support of software maintenance contracts; amortization of goodwill, other acquired intangibles and capitalized software costs; royalty fees paid to third parties under licensing agreements and the cost of distributing software products. The total cost of revenue was $189,536, $155,936 and $120,444 for 1999, 1998 and 1997, respectively. The cost of licenses, as a percentage of license revenue, increased to 22% for 1999, compared to 18% and 15% for 1998 and 1997, respectively. During 1999, the cost of licenses included a non-recurring royalty charge of $4,200 paid to a third party supplier in connection with a major Metaphase sale. Aside from this anomaly, the cost of license revenue increased faster than license revenue due to other increases in royalties paid to third parties for additional Metaphase functionality and increased amortization of acquired intangibles. The cost of maintenance and services were 57%, 55% and 53% of the related revenue in 1999, 1998 and 1997, respectively. The increases during 1999 were primarily due to higher cost of services labor and contractors, and to a lesser extent, increased amortizations and author fees. In 2000, management expects the amortization for goodwill and other acquired intangibles to increase while royalty fees payable to third parties stabilize relative to revenues.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of the compensation, travel and facility costs associated with the worldwide sales and marketing staff. It also includes amortization of acquired trade names and customer lists, advertising expenses and product localization cost. Selling and marketing expenses were $125,671, $119,204 and $105,756 in 1999, 1998 and 1997, respectively. Expenses increased 5% in 1999 and 13% in 1998. The increase in expenses was primarily due to growth of the sales and marketing staffs. Total sales and marketing employees were 845, 816 and 685 at the end of 1999, 1998 and 1997, respectively. Selling and marketing expenses represented 28%, 30% and 30% of total revenue for 1999, 1998 and 1997, respectively. The increase in 1998 selling expenses over 1997 also included increased advertising expenses. During 1998, SDRC initiated an advertising campaign to brand its trade names and slogans. Management expects selling and marketing expenses to increase in 2000, but remain steady as a percentage of total revenue.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, computer equipment costs and facilities associated with the product development staff. It excludes costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses were $67,774, $64,182 and $49,415 in 1999, 1998 and 1997, respectively. The expenses increased 6% in 1999, 30% in 1998 and 45% in 1997. The expenses represented 15%, 16% and 14% of total revenue for 1999, 1998 and 1997, respectively. The increases were primarily due to sequential increases in product development staff, including the acquisition of the MTI product development staff in January 1997. Research and development expenses excluded capitalized software development costs of $24,890, $13,890 and $12,957 for 1999, 1998 and 1997, respectively. The increase in capitalized costs reflected the higher level of development staff and timing differences for the release of new products among the three years. Capitalized amounts represented 27%, 18% and 21% of total product development cost in 1999, 1998 and 1997, respectively. Higher capitalization occurred in 1999 due to the timing of coding work related to I-DEAS Master Series 7 and I-DEAS 8. The amounts of capitalized software development cost and accordingly, research and development expenses may vary among periods depending on the stage of development of future product releases. Management expects research and development expenses to increase in 2000, but remain steady as a percentage of total revenue.

General and Administrative Expenses

General and administrative expenses consist of costs associated with the executive, finance, legal, human resource and corporate administrative staffs. General and administrative expenses were $18,419, $18,038 and $17,798 in 1999, 1998 and 1997, respectively. The expenses increased 2% in 1999, 1% in 1998 and 10% in 1997. The increases were primarily a result of a larger workforce needed to support SDRC's growth. General and administrative expenses represented 4%, 4% and 5% of total revenue for 1999, 1998 and 1997, respectively. Management expects general and administrative expenses to increase, but remain steady as a percentage of total revenue in 2000.

Acquisitions and Purchased In-process Research and Development

In January 2000, SDRC acquired all the stock of Sherpa Systems Corporation ("Sherpa") and Inso France Development, SA ("IFD") from Inso Corporation. SDRC paid $6,000 in cash, assumed net liabilities of approximately $3,700 and is obligated to pay contingent, cash consideration dependent on final 1999 Sherpa operating activity and 2000 revenues. The transaction will be recorded as a purchase, and beginning January 2000, the operating results of Sherpa and IFD will be included in SDRC's operating results. The transaction will result in goodwill which will be amortized over the next five years. The acquisition of Sherpa expanded SDRC's base of PDM customers. Additionally, through IFD, SDRC gained technology to support business-to-business internet collaboration.

In September 1999, SDRC acquired all the outstanding stock of privately-held TD Technologies, Inc. ("TD") of Dallas, Texas for approximately $10,275. The transaction was accounted for as a purchase. The purchase price included shares of common stock and stock options issued to assume outstanding TD employee stock options. TD develops and markets SLATE (TM), System Level Automation Tool for Engineers. SLATE helps users define and track evolving product requirements from inception through the product life cycle. SDRC markets TD's technologies with Metaphase software. The acquisition included the purchase of incomplete technology which included projects for web interfaces, CAD interfaces and tighter integration with office software products. In aggregate, these projects were 50% complete at the acquisition date. These projects had not reached technological feasibility and did not have an alternative future use. Accordingly, SDRC recorded a charge to write off $950 of in-process research and development in 1999. The value of the incomplete technology was based on the income approach using projected net cash flows beginning in 2000 and a discount rate of 22.5%.

In August 1999, SDRC purchased all the outstanding stock of privately-held Enterprise Software Products, Inc. ("ESP") of Philadelphia, Pennsylvania for $15,500 in cash. ESP develops and markets FEMAP (TM), a simulation and analysis software for desktop computers. SDRC plans to integrate ESP's technologies into I-DEAS software while marketing its stand-alone capabilities. At the time of the acquisition, ESP had several research and development projects relating to post-processing capabilities and a CAD interface which were only 70% to 80% complete. As a result, SDRC recorded a charge of $1,400 to write off these in-process research and development projects, which had not reached technological feasibility and did not have an alternative future use. The value of the incomplete technology was based on the income approach using projected net cash flows beginning in 2000 and a discount rate of 22.5%.

In November 1998, SDRC acquired all outstanding stock of privately-held Imageware Corporation ("Imageware") for approximately $31,000 in cash. Imageware is a developer of free form surface-modeling and 3D inspection software tools for the automotive, aerospace and consumer products industries. The transaction was accounted for as a purchase and SDRC recorded goodwill of approximately $27,600. SDRC recorded an in-process research and development charge of $3,230 for incomplete technology obtained in the acquisition. The value of the incomplete technology was based on the income approach using projected net cash flows beginning in late 1999 and discount rates of 17% to 24%. The incomplete technology included a surface-modeling project for possible future releases, but the technology had not reached technological feasibility within SDRC's integrated products and did not have an alternative future use. At the time of the acquisition, the surface-modeling project was estimated to be approximately 95% complete. Since the acquisition, SDRC integrated Imageware's surfacing technologies into I-DEAS software, while improving its stand-alone capabilities and links to other CAD systems.

In December 1997, SDRC acquired all of the outstanding stock of two privately-held companies doing business together as Computer Aided Systems for Engineering ("CASE") by issuing one million, five hundred thousand shares of common stock having an aggregate market value of approximately $25,000. The acquisition was accounted for as a pooling-of-interests, and accordingly, all prior periods were restated to include the operating results of CASE. CASE had been a third party developer of drafting software for SDRC since 1984.

SDRC and Control Data Systems, Inc. ("CDSI") formed MTI as a joint venture in 1992 to develop PDM software solutions for manufacturing companies. In January 1997, SDRC acquired the remaining stock of MTI and certain assets of CDSI's global PDM software sales and support business. The purchase price of approximately $33,000 included cash and a stock warrant. The acquisition was accounted for as a purchase. The acquisition included the purchase of incomplete technology that had not reached technological feasibility and did not have an alternative future use. Accordingly, SDRC recorded a charge of $20,850 to write off in-process research and development. The value of the incomplete technology was based on the income approach using projected net cash flows beginning in 1998 and a 19.5% discount rate. The incomplete technology included projects for web access, document management and other functionality primarily related to future releases of Metaphase, after Metaphase Enterprise 2.3. SDRC spent approximately $8,000 in 1997 to complete these and other projects for Metaphase 3.0 which was released in January 1998.

In December 1999, SDRC approved and internally announced a restructuring plan to eliminate forty-four redundant positions and to consolidate office space which had resulted from its various acquisitions. As a result, SDRC recorded a charge totaling approximately $1,300 in 1999. The charge was comprised of $730 for severance benefits and $570 for facility termination costs of office space. The charge relates to several internal departments and is reflected among the related cost of revenue and operating expenses. During the two months ended February 29, 2000, SDRC paid approximately $800 for severance benefits and facility termination costs. Management expects to pay approximately $500 to complete the restructuring plan.

Interest and Other Income, Net

Interest income reflects earnings from the investment of excess cash balances. Interest income was $6,911 for 1999 compared to $7,655 for 1998. In 1998, interest income included $670 of interest received on a federal income tax refund. Additionally, lower worldwide interest rates in 1999 offset earnings from incremental invested balances. In 1997, interest income was $5,201 on a lower level of invested balances.

In 1998, other income included a net gain of $2,745 from the sale of certain equipment, customer consulting contracts and customer support contracts associated with SDRC's test software business to MTS Systems Corporation ("MTS"). Under the same agreement, SDRC also sold a perpetual, exclusive license to MTS for I-DEAS test software for $7,000. MTS assumed responsibility for the continual development of the test software and for servicing the consulting and customer support contracts acquired from SDRC. SDRC retained the right to sell test software products and enhancements as provided by MTS. Cash flow to SDRC from the agreement was net of payments to MTS for pre-billed customer support contracts for which MTS assumed responsibility. Also, in 1998, other income included $2,590 received from insurance settlements related to damages incurred by SDRC in 1995 from a shareholder, class action lawsuit.

Income Taxes

SDRC recorded income tax expense of $17,039, $19,551 and $11,509 in 1999, 1998 and 1997, respectively. SDRC's effective income tax rate was 38%, 35% and 28% in 1999, 1998 and 1997, respectively. The higher effective tax rate in 1999 versus 1998 was primarily attributable to the recording in 1998 of a tax benefit of $1,751 relating to the settlement of an IRS audit. The lower effective tax rate in 1997 resulted primarily from the utilization of U.S. tax carryforwards.

Pro forma income tax expense reflects income tax expense that would have been reported if CASE (an S corporation for income tax reporting purposes prior to the acquisition) had been a C corporation for the year ended December 31, 1997.

While SDRC has been profitable since 1996, it has not been able to generate sufficient profits to utilize its deferred tax assets. Due to this and other factors, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, that it is necessary to maintain a substantial valuation allowance. SDRC will continue to assess the realizibility of its deferred tax assets based on actual and forecasted operating results and other factors.

Comprehensive Income

Comprehensive income was $25,197 in 1999, $37,572 in 1998 and $26,083 in 1997. The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Net foreign currency translation losses occurred for 1999 and 1997 because the U.S. dollar strengthened against the foreign currencies of the subsidiaries. In 1998, these foreign currencies gained relative to the U.S. dollar which resulted in translation gains.

Liquidity and Capital Resources

As of December 31, 1999, SDRC had $144,684 in cash, cash equivalents and liquid investments. SDRC's current assets totaled $243,019 and SDRC had no material borrowings. SDRC's sources of liquidity and funds anticipated to be generated from operations are expected to be adequate for SDRC's cash requirements in the foreseeable future.

Cash flows generated from operations increased to $84,659 for 1999 compared to $80,212 and $62,981 for 1998 and 1997, respectively. Operating cash flows have increased due to higher earnings before depreciation and amortization, an improved rate of customer collections relative to the sales level and more pre-billed revenues. Operating cash flows also vary among years due to normal variations in the timing of operating disbursements and customer receipts.

Investing activities resulted in net cash out flows of $53,629, $51,831 and $55,261 in 1999, 1998 and 1997, respectively. Cash was used primarily for business acquisitions, software development and equipment purchases. In 1999, SDRC paid cash, net of cash acquired, of $15,250 to acquire ESP. SDRC also paid $1,719 for professional fees associated with the acquisition of TD. SDRC paid net cash of approximately $30,682 and $29,689 in the acquisitions of Imageware and MTI in 1998 and 1997, respectively. SDRC spent $25,216, $17,140 and $13,006 to construct and purchase software code in 1999, 1998 and 1997, respectively. Also, SDRC added equipment, exclusive of acquisitions, of $9,718, $12,125 and $13,640, respectively, in 1999, 1998 and 1997, primarily for furniture and computers to accommodate the increase in employee headcount.

Net cash used by financing activities was $7,615 and $10,680 in 1999 and 1998, respectively. SDRC spent $11,964 in 1999 and $15,954 in 1998 under a repurchase program to acquire its own common stock. SDRC used $457 and $1,753 in 1999 and 1998, respectively, to repay the debt of businesses it acquired. Net cash from financing activities was $5,275 during 1997 and reflects proceeds from SDRC's stock option programs. Financing activities included cash distributions to CASE shareholders prior to SDRC's pooling with CASE in December 1997.

In September 1998, SDRC's Board of Directors approved a stock repurchase program authorizing SDRC to purchase up to 3,000 shares of its own stock in the open market at management's discretion. Through December 31, 1999, SDRC had purchased a total of 1,925 shares at a cost of $27,918. The repurchase program is being funded from working capital and is intended to offset the issuance of shares under the existing employee stock plans. SDRC may use portions of its cash and investments to acquire additional companies or technology that is complementary to its product offerings. The acquisition of Sherpa may require additional cash consideration dependent on final 1999 Sherpa operating activity and 2000 revenue results. Current estimates of the payments do not exceed $7,000. SDRC has no other commitments for material capital expenditures. SDRC has never paid a cash dividend and intends to continue its policy of retaining earnings to finance future growth.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. SDRC enters into forward foreign exchange contracts to hedge certain foreign currency denominated receivables. It will require entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. In June 1999, FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which postponed SDRC's required adoption of SFAS No. 133 until 2001. SDRC does not expect the eventual adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

Factors That May Affect Future Results

The historical results of operations and financial position of SDRC are not necessarily indicative of future financial performance. SDRC's results and forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below that could cause future results to differ materially from those projected. Forward-looking statements included in this report should be evaluated in the context of these risk factors and uncertainties.

Product Development

The product development software industry is highly competitive and is characterized by rapid technological change, shifting customer needs and continual innovation. Software products compete based on software functionality, internet capabilities, integration, scalability, customer support, delivery timing, price and other factors. SDRC's success is dependent on its ability to keep pace with new technological developments which its customers need. SDRC and its competitors are spending significant resources to develop internet-based collaboration tools. The speed and degree that SDRC can provide internet-operable data exchange and other e-commerce features will affect future operating results. Additionally, some competitors have focused their efforts to develop software native to the Microsoft Windows platform. While SDRC's software products are available for a variety of vendor platforms, including Windows, most of its CAD/CAM/CAE products currently do not provide user interfaces or linking functionality native to Windows applications. Customer preferences for SDRC's products, including platform choices, cannot be assured.

SDRC has committed to providing certain enhancements and integrations to customers within aggressive time frames. Failure to meet these time frames could result in delayed or lost revenue opportunities. SDRC relies on highly skilled technical and other key employees who are competitively recruited within the software industry. Additionally, SDRC relies, to a lesser degree, on third parties for development. Failure to attract and retain key personnel and maintain important third party relationships could have an adverse impact on future operating results.

Sales Execution

SDRC reorganized much of its worldwide sales organization in 1999 by integrating its I-DEAS and Metaphase sales forces. The reorganization is intended to increase focus on selling enterprise-wide product development solutions, which include software licenses, support and consulting services, to larger customer accounts. Organizational execution, sales force training and related issues could hinder the sales force's ability to secure customer orders to the extent planned. Besides its own sales force, SDRC continues to rely on distributors, representatives and value-added resellers to sell a significant portion of its software licenses. Disruptions in the internal sales organization or with a distributor, representative or value-added reseller could have a significant impact on operating results in a quarter. Because a significant portion of quarterly revenues are usually generated from relatively large customer license orders, failure to close a few large orders in any particular quarter may negatively impact operating results. Historically, a significant portion of SDRC's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. SDRC usually ships software licenses within one to two weeks after receipt of a customer order. Often orders exist at the end of a quarter which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period.

Market Growth

SDRC derives most of its revenues from selling software products and services to the high-end users of the product design markets. SDRC invests resources in product development, selling, marketing and customer service opportunities with the expectation of revenue growth and incremental earnings. If market growth rates for CAD/CAM/CAE or PDM markets are less than forecasted, SDRC's license revenue growth, as well as maintenance and services revenue growth, are likely to be less than expected. High-end market demand could decline due to preferences among new users for lower priced, mid-range products or a strong capacity within the installed base of seats already sold. Also, the entire product development software industry may experience pricing pressure which could adversely affect SDRC's revenue amounts. Market growth, and SDRC's ability to match resource levels with revenue growth rates, will directly impact its future operating results. SDRC's operating expense levels are planned, in part, on forecasted revenue growth, and expense levels are generally committed in advance. Since expenses are relatively fixed in the near term, future operating results will be impacted by SDRC's ability to convert invested outlays into expected revenue growth at profitable margins.

Acquisitions

Over the past two years, SDRC has purchased software technology and software licensing rights from third parties. SDRC acquired Imageware, TD, ESP and Sherpa with the objective of extending its CAD/CAM/CAE and PDM product offerings and expanding the customer base. Those investments have resulted in additional royalty expense and increased amortization of software, goodwill and other acquired intangible assets. The affect on future years' earnings will depend, in part, on SDRC's ability to integrate the purchased technology, advance it for SDRC's customers and market the new technologies profitably.

Year 2000

The Year 2000 causes uncertainties about whether computer systems and other equipment with date sensitive hardware or software will appropriately recognize and process dates beyond 1999. The failure of software programs, computer hardware and equipment in this regard could result in business interruptions and adversely affect SDRC's operating results. Over the past two years, SDRC took measures to identify and alleviate its exposure to these potential date-related failures. As a result, SDRC's business operations and the software tools that it markets have not experienced any significant date-related failures in 2000. However, as the year progresses, SDRC cannot eliminate the potential for business interruptions, product failures, or interruptions within SDRC's customer base which could reduce or delay sales.

SDRC conducted extensive testing of its primary software offerings (I-DEAS Master Series and Metaphase Enterprise), including integrated third party functionality, for Year 2000 compliance ("compliance"). I-DEAS Master Series 5, Metaphase Enterprise 2.3 and their respective subsequent releases, properly recognize and process dates beyond 1999 when the underlying operating system of the host machine provides full date information to the software. SDRC has tested, and will continue to test, its code for new products and enhancements to ensure compliance in future software releases. While the software products were developed to be compliant, customizations and modifications to the products are the responsibilities of the customer and may not necessarily be compliant. To date, SDRC is not aware of any customer customizations or modifications which result in significant date-related failures of otherwise compliant software.

The total cost of any modifications necessary to achieve compliance has not been material to operating results. SDRC's policy, in accordance with generally accepted accounting procedures, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the estimated useful lives of the assets.

International Business

A significant portion of SDRC's revenues is from international markets. As a result, SDRC's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which SDRC does business. SDRC has invested sizable resources in the Asia-Pacific region, particularly in Japan, India and South Korea. Economic instability in this region could lead to an adverse impact on SDRC's operating results and financial position.

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

SDRC conducts a significant portion of its business in Europe, including subsidiaries in five euro participating countries. While cross-border competition for its products within Europe may increase due to easier price transparency for customers, its impact on future operating results is not expected to be significant. SDRC has implemented an upgrade to its management information system which includes the ability to simultaneously record transactions in euro, perform the prescribed currency conversion computations and convert legacy currency amounts to euro. Management has not identified any third party or customer contracts denominated in legacy currencies whose performance might be considered unenforceable due to a currency substitution.

Stock Market Volatility

The trading price of SDRC's stock, like other software and technology stocks, is subject to significant volatility. If revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of SDRC's stock. In addition, SDRC's stock price may be affected by broader market factors that may be unrelated to SDRC's performance.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

(dollar amounts in thousands)

SDRC faces financial risk to changes in foreign currency exchange rates due to foreign denominated balances related to its Asian and European operations. Using forward foreign exchange contracts, SDRC has hedged currency exposures primarily associated with receivable balances denominated in foreign currencies other than functional currencies. SDRC's hedging activity is intended to offset the effect of currency fluctuations on these balances. SDRC does not engage in trading or speculative currency transactions. SDRC's outstanding forward foreign exchange contracts mature within 90 days and did not have a material impact on SDRC's operating results or financial position. Movement of exchange rates is not expected to have a material impact on SDRC's financial results.

Short-term forward contracts to sell or buy foreign currencies at December 31, 1999:

Forward Contract	U.S. Dollar	Contract Rate

Sell Indian rupees	1,300	44.30
Sell Korean won	1,500	1,140.0
Sell Japanese yen	1,199	101.38
Sell Swedish krona	1,000	8.512
Buy British sterling	1,000	1.614

SDRC also faces financial exposure to changes in interest rates. SDRC has a portfolio of marketable securities consisting of U.S. Treasury and U.S. Government agency obligations. These securities are classified as available for sale, and consequently are recorded at fair market value with unrealized gains or losses reported as a separate component of shareholder's equity. Given the short maturities and investment grade quality of the portfolio, the interest rate exposure is not considered material. As a result, SDRC does not hedge interest rate exposures.

The following table presents expected cash flows from market risk sensitive financial instruments over the next five years. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading.

Interest rate sensitive marketable securities at December 31, 1999:

	Fair	Contractual Maturity
	Value	2000	2001	2002	2003	2004	thereafter
Fixed rate securities	$23,177	$12,054	$10,601				$705
Weighted average interest rate		5.60%	5.78%				5.58%

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents and accounts receivable approximate fair market value due to the short maturities of these instruments. The values represent estimates of expected possible value and are subject to potential credit risk.

Item 8: Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors

and Shareholders of

Structural Dynamics Research Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Structural Dynamics Research Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of SDRC's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

January 31, 2000

CONSOLIDATED STATEMENT OF OPERATIONS

Structural Dynamics Research Corporation

	Year Ended December 31
(in thousands, except per share data)	1999	1998	1997
Revenue:
Software licenses	$ 178,479	$175,137	$170,727
Software maintenance and services	263,744	227,888	180,595
Total revenue	442,223	403,025	351,322

Cost of revenue:
Software licenses	39,283	30,837	25,518
Software maintenance and services	150,253	125,099	94,926
Total cost of revenue	189,536	155,936	120,444
Gross profit	252,687	247,089	230,878

Operating expenses:
Selling and marketing	125,671	119,204	105,756
Research and development	67,774	64,182	49,415
General and administrative	18,419	18,038	17,798
Purchased in-process research and development	2,350	3,230	20,850
Total operating expenses	214,214	204,654	193,819
Operating income	38,473	42,435	37,059

Interest and other income, net	6,525	12,788	4,480
Income before income taxes	44,998	55,223	41,539

Income tax expense	17,039	19,551	11,509
Net income	$ 27,959	$ 35,672	$ 30,030

Basic net income per share	$ .78	$ .99	$ .85
Diluted net income per share	$ .75	$ .93	$ .81

Pro forma net income and per share data:
Income before income taxes as reported			41,539
Pro forma income tax expense			13,443
Pro forma net income			$ 28,096

Pro forma basic net income per share			$ .80
Pro forma diluted net income per share			$ .76

Average basic and diluted common shares	37,281	38,290	36,947

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

Structural Dynamics Research Corporation

	December 31
(thousands, except per share data)	1999	1998
Assets
Current assets:
Cash and cash equivalents	$121,507	$100,581
Marketable securities	12,003	11,787
Trade accounts receivable, net of allowances of $5,050 and $5,563	91,288	92,169
Other accounts receivable	7,779	8,956
Prepaid expenses and other current assets	10,442	12,102
Total current assets	243,019	225,595
Marketable securities	11,174	9,937
Net property and equipment	23,601	25,674
Marketable software costs, net	60,832	36,237
Goodwill and other intangibles	42,164	32,886
Other assets	7,759	10,425
Total assets	$388,549	$340,754

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	16,812	14,840
Accrued expenses	23,879	21,598
Accrued compensation	30,666	27,773
Accrued income taxes	6,139	7,242
Deferred revenue	52,451	45,655
Total current liabilities	129,947	117,108
Long-term liabilities	8,685	7,872
Commitments and Contingencies (Note 8)
Shareholders' equity:
Common stock, $.0069 per share stated value; 100,000 shares authorized; 35,592 and 35,487 shares outstanding, net of 2,678 and 2,313 shares in treasury.	247	246
Capital in excess of stated value	123,444	114,499
Retained earnings	130,766	102,807
Accumulated other comprehensive income:
Foreign currency translation adjustment	(4,332)	(1,843)
Unrealized gain (loss) on marketable securities	(208)	65
Total accumulated other comprehensive income	(4,540)	(1,778)
Total shareholders' equity	249,917	215,774
Total liabilities and shareholders' equity	$388,549	$340,754

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Structural Dynamics Research Corporation

	Common Stock			Comprehensive Income
(in thousands, except per share data)	Shares	Stated value	Capital in excess of stated value	Retained earnings	Accumulated other	Total	Total equity
December 31, 1996	34,260	$ 238	$ 87,302	$ 42,738	$ 269		$130,547

Comprehensive income:
Net Income				30,030		$30,030
Other comprehensive income:
Foreign currency translation adjustment					(3,965)	(3,965)
Unrealized gain on marketable
securities					18	18
Comprehensive income						$26,083	26,083

Transactions involving
employee stock plans	1,025	7	13,333				13,340

Stock warrant (See Note 2)			3,500				3,500

Distribution for lawsuit settlement	369	3	9,997				10,000

Distribution of CASE S corporation				(5,633)			(5,633)
December 31, 1997	35,654	$ 248	$114,132	$ 67,135	$(3,678)		$177,837

Comprehensive income:
Net Income				35,672		$35,672
Other comprehensive income:
Foreign currency translation adjustment					1,824	1,824
Unrealized gain on marketable
securities					76	76
Comprehensive income						$37,572	37,572

Transactions involving
employee stock plans	758	5	16,314				16,319

Purchase of treasury shares	(925)	(7)	(15,947)				(15,954)
December 31, 1998	35,487	$ 246	$114,499	$102,807	$(1,778)		$215,774

Comprehensive income:
Net Income				27,959		$27,959
Other comprehensive income:
Foreign currency translation adjustment					(2,489)	(2,489)
Unrealized gain on marketable
securities					(273)	(273)
Comprehensive income						$25,197	25,197

Transactions involving
employee stock plans	638	5	10,632				10,637

Purchase of treasury shares	(1,000)	(7)	(11,957)				(11,964)
Acquisition of TD Technologies, Inc.	467	3	10,270				10,273
December 31, 1999	35,592	$ 247	$123,444	$130,766	$(4,540)		$249,917

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Structural Dynamics Research Corporation

	Year ended December 31
(in thousands)	1999	1998	1997

Cash flows from operating activities:
Net income	$ 27,959	$ 35,672	$ 30,030
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	2,350	3,230	20,850
Amortization of computer software costs	15,071	15,973	15,810
Depreciation and other amortization	17,440	12,419	11,032
Stock contributions to 401(k) plan	3,792	3,120	2,249
Deferred income taxes	596	2,946	(740)
Gain on sale of test business	--	(2,745)	--
Other	89	(134)	205
Changes in assets and liabilities from operating activities:
Decrease (increase) in accounts receivable, net	3,289	6,514	(31,439)
Decrease (increase) in prepaid expenses	1,756	(2,826)	(1,032)
Decrease (increase) in other assets	2,125	(1,602)	4,379
Increase in accounts payable and accrued expenses	5,026	10,413	2,049
(Decrease) increase in accrued income taxes	(1,103)	(1,940)	1,100
Increase (decrease) in deferred revenue	5,518	(1,571)	9,835
Increase (decrease) in other long-term liabilities	751	743	(1,347)
Net cash provided by operating activities	84,659	80,212	62,981
Cash flows from investing activities:
Purchases of marketable securities	(16,705)	(10,802)	(20,079)
Proceeds from sales of marketable securities	14,979	17,109	21,153
Additions to property and equipment, net	(9,718)	(12,125)	(13,640)
Additions to marketable software costs	(25,216)	(17,140)	(13,006)
Acquisition of Enterprise Software Products, Inc., net of cash acquired	(15,250)	--	--
Acquisition of TD Technologies, Inc., net of cash acquired	(1,719)	--	--
Acquisition of Imageware Corporation, net of cash acquired	--	(30,682)	--
Sale of test software business, net	--	1,809	--
Acquisition of Metaphase Technology, Inc.	--	--	(29,689)
Net cash used in investing activities	(53,629)	(51,831)	(55,261)
Cash flows from financing activities:
Purchase of common stock	(11,964)	(15,954)	--
Issuance of common stock	4,806	7,027	11,091
Repayment of debt	(457)	(1,753)	(183)
S corporation distributions of CASE	--	--	(5,633)
Net cash (used) provided by financing activities	(7,615)	(10,680)	5,275

Effect of exchange rate changes on cash	(2,489)	1,824	(3,965)
Increase in cash and cash equivalents	$ 20,926	$ 19,525	$ 9,030
Cash and cash equivalents:
Beginning of period	100,581	81,056	72,026
End of period	$121,507	$100,581	$ 81,056

Cash paid during the year for income taxes	$ 17,396	$ 18,659	$ 11,960

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Structural Dynamics Research Corporation

(in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Structural Dynamics Research Corporation ("SDRC") is a leading developer and worldwide supplier of internet-enabled, collaborative product development software for computer-aided design ("CAD"), computer-aided manufacturing ("CAM"), computer-aided engineering ("CAE") and product data management ("PDM"). In conjunction with software solutions, SDRC provides training, consulting and customer support services to its customers.

Basis of Consolidation

The consolidated financial statements include the accounts of SDRC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. SDRC owns a 30% interest in ESTECH, a Japanese joint venture, and accounts for it under the equity method. The impact of its results are not material to SDRC's results of operations.

Use of Estimates

The financial statements, which are prepared in conformity with accounting principles generally accepted in the United States, require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, based on the facts and circumstances existing at the date of the financial statements, include the estimated useful lives of computer software cost and goodwill and the likelihood of realization of the deferred tax assets.

Foreign Currencies

In accordance with Statement of Financial Accounting Standard ("SFAS") 52, financial statements of foreign subsidiaries whose local currency is the functional currency are translated to U.S. dollars at period-end exchange rates for assets and liabilities and at weighted average exchange rates for the results of operations. The resulting translation gains and losses are accumulated in a separate component of shareholders' equity. Gain and losses resulting from transactions denominated in foreign, non-functional currencies are included in other income.

Pro Forma Net Income and Pro Forma Net Income Per Share

In 1997, SDRC acquired Computer Aided Systems for Engineering ("CASE") which was an S corporation for income tax reporting purposes prior to the pooling acquisition. Pro forma net income and pro forma net income per share reflect the tax expense that would have been reported if CASE had been a C corporation prior to the acquisition.

Comprehensive Income

Comprehensive income includes net income as well as other changes in shareholder's equity, except payments from shareholders and distributions to shareholders. The affect of income taxes on SDRC's other comprehensive income is not material.

Revenue Recognition

SDRC's revenue is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2 in 1997, and it became effective for SDRC beginning January 1, 1998. In March 1998, the AICPA issued SOP 98-4 "Deferral of the effective date of a provision of SOP 97-2" which allows companies to defer adoption of certain provisions of SOP 97-2 related to vendor-specific objective evidence. In December 1998, the AICPA issued SOP 98-9 "Modification of SOP 97-2" to readdress vendor-specific objective evidence. The adoption of SOP 97-2 in 1998 and the issuance of SOP 98-4 and SOP 98-9 did not have a significant impact on SDRC's financial condition or results of operations.

The use of software programs is licensed through SDRC's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives. Revenue generated by licensing software is recognized when the following criteria have been met: (a) a written order for the unconditional license of software and a software license agreement have been received; (b) SDRC has shipped the products to the customer and passwords for customer access are available; (c) the fee is fixed or determinable; and (d) collectibility is probable. Revenue from maintenance contracts is recognized ratably over the term of the agreement and the deferred portion represents the substantial component of deferred revenue. Revenue from implementation services, training and other services is recognized as the service is performed. For multiple element sales orders, revenue is allocated to the individual elements based on vendor-specific objective evidence of the fair value of the individual elements.

Cost of Revenue

The cost of licenses primarily consists of the cost of distributing the software products, an allocation of the amortization for capitalized software costs, goodwill and other acquired intangibles, and an allocation of royalty fees payable to third parties under licensing agreements. Cost of maintenance and services primarily consists of the staff and related costs associated with the generation and support of software service revenue, an allocation of the amortization of capitalized software costs, goodwill and other acquired intangibles, and an allocation of royalty fees payable to third parties under licensing agreements. The allocations between cost of license revenues and maintenance and services revenues are based upon the percentage of the related revenue to total revenue. Management believes that the methodology for allocating the costs is reasonable.

Financial Instruments

Cash equivalents include highly liquid investments in interest bearing accounts and commercial paper with an original maturity of less than 90 days. Marketable securities consist of U.S. Treasury and U.S. Government agency obligations. Short-term marketable securities have a maturity term in excess of 90 days but less than one year. Long-term marketable securities have a maturity term in excess of one year. SDRC also has an unused, unsecured $15,000 bank line of credit.

Cash equivalents and marketable securities classified as available-for-sale are recorded at market value, and any related unrealized gains and losses are included in a separate component of shareholders' equity. Cash equivalents and marketable securities classified as held-to-maturity are recorded at amortized cost, which approximates market values. Realized and unrealized gains and losses are determined based on the specific identification method.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

Foreign Exchange Contracts

SDRC enters into forward foreign exchange contracts denominated in foreign currencies to hedge certain foreign currency denominated receivables. Market valuation gains and losses associated with these financial instruments are recorded currently in other income to offset gains and losses arising from foreign currency transactions. The interest element of the foreign currency instruments is recognized over the life of the contract and recorded in other income.

As of December 31, 1999 and 1998, SDRC had approximately $5,999 and $14,800, respectively, of forward foreign exchange contracts outstanding. The unrealized gains and losses resulting from these contracts were not material. Substantially, all contracts mature within 90 days. Should the counterparty to these contracts fail to meet its obligations, SDRC would be exposed to foreign currency fluctuations, along with the cost, if any, to extinguish the contracts.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "ccounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. It will require entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. In June 1999, FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which postponed SDRC's required adoption of SFAS No. 133 until 2001. SDRC does not expect the eventual adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

Concentrations of Credit Risk

Cash equivalents, marketable securities and accounts receivable represent a potential credit risk to SDRC. SDRC invests its excess cash with government and major financial institutions having strong credit ratings. Company policy sets credit ratings and maturity terms that limit the risk of credit exposure and maintain necessary liquidity.

SDRC's revenue is generated from a large customer base in diversified industries across different geographic areas. Revenue from a U.S. based automotive customer represented 15%, 13% and 14% of consolidated net revenue in 1999, 1998 and 1997, respectively, and a distributor represented 10%, 11% and 11% of consolidated net revenue in 1999, 1998 and 1997, respectively. SDRC performs ongoing credit evaluations of its customers and has not experienced any material losses related to an individual customer or groups of customers in any particular geographic area. Management believes allowances for potential credit losses are adequate.

Property and Equipment

Property and equipment are stated at original cost less accumulated depreciation. Depreciation for property and equipment is primarily computed using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvement. The general ranges of lives used in calculating depreciation and amortization: are computer and other equipment, 2-5 years; office furniture and equipment, 7 years; and leasehold improvements, 1-10 years.

Marketable Software Costs

The costs related to the internal development or purchase of software to be sold, that are incurred after the technological feasibility of the product has been demonstrated, are capitalized by product release. Amortization begins upon distribution to customers and is calculated on a release-by-release basis. It is the greater of the ratio that the current product revenue bears to the total of current and anticipated future years' revenue or the straight-line method over the remaining estimated economic lives of the software products. Generally, SDRC amortizes the software costs of new releases over a three to five year period based upon the estimated future economic life of the product. The costs of marketable software are shown net of accumulated amortization of $78,857 and $63,786 at December 31, 1999 and 1998, respectively.

Goodwill and Other Intangibles

Goodwill and other intangible assets associated with business acquisitions are recorded based on estimated fair market values and amortized using the straight-line method over their estimated useful lives, which are predominantly seven years from the time of acquisition. The carrying value of intangible assets is reviewed by management when events or circumstances suggest that the recoverability of an asset may be impaired. If a review indicates that goodwill or other intangible assets will not be recoverable over the remaining amortization period, the carrying value of the intangible will be reduced to its determinable value accordingly. The cost of goodwill and other intangibles are shown net of accumulated amortization of $7,657 and $2,110 at December 31, 1999 and 1998, respectively.

Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Earnings Per Share

Basic earnings per common share is calculated as net income divided by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares are calculated using the treasury stock method and consist of dilutive stock option grants.

The reconcilations of amounts used for the basic and diluted earnings per share calculations were as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

1999
Basic net income per share	$27,959	35,755	$ .78
Effect of stock options	--	1,526
Diluted net income per share	$27,959	37,281	$ .75

1998
Basic net income per share	$35,672	36,088	$ .99
Effect of stock options	--	2,202
Diluted income per share	$35,672	38,290	$ .93

1997
Basic net income per share	$30,030	35,265	$ .85
Effect of stock options	--	1,682
Diluted net income per share	$30,030	36,947	$ .81

Options to purchase 2,077 and 855 shares of common stock at December 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 1999 presentation.

(2) Business Acquisitions

Sherpa Systems Corporation

In January 2000, SDRC acquired all the stock of Sherpa Systems Corporation ("Sherpa") and Inso France Development, SA ("IFD") from Inso Corporation. SDRC paid $6,000 in cash, assumed net liabilities of approximately $3,700 and is obligated to pay contingent, cash consideration dependent on final 1999 Sherpa operating activity and 2000 revenues. The transaction will be recorded as a purchase and will result in goodwill which will be amortized over the next five years. The acquisition of Sherpa expanded SDRC's base of PDM customers. Additionally, through IFD, SDRC gained technology to support business-to-business internet collaboration. Beginning January 2000, the operating results of Sherpa and IFD will be included in SDRC's operating results. The historic operating results of Sherpa and IFD are not material to SDRC's consolidated results of operations, financial position or cash flow, therefore, pro forma results are not presented.

TD Technologies, Inc.

In September 1999, SDRC acquired all the outstanding stock of privately-held TD Technologies, Inc. ("TD") of Dallas, Texas for approximately $10,275. The transaction was accounted for as a purchase. The purchase price included shares of common stock and stock options issued to assume outstanding TD employee stock options. SDRC paid professional fees associated with the acquisition of approximately $1,719. TD develops and markets SLATE (TM), System Level Automation Tool for Engineers. SLATE helps users define and track evolving product requirements from inception through the product life cycle. SDRC markets TD's technologies with Metaphase software. The acquisition included the purchase of incomplete technology which included projects for web interfaces, CAD and tighter integration with office software products. These projects had not reached technological feasibility and did not have an alternative future use. Accordingly, SDRC recorded a charge to write off $950 of in-process research and development. Also, SDRC capitalized approximately $8,925 for goodwill, $4,950 for marketable software and $1,150 for other intangible assets which will be amortized over the next five to seven years. The historic operating results of TD are not material to SDRC's consolidated results of operations, financial position or cash flows, therefore, pro forma results are not presented.

Enterprise Software Products, Inc.

In August 1999, SDRC purchased all the outstanding stock of privately-held Enterprise Software Products, Inc. ("ESP") of Philadelphia, Pennsylvania for $15,500 in cash. ESP develops and markets FEMAP (TM), a simulation and analysis software for desktop computers. SDRC plans to integrate ESP's technologies into I-DEAS software while marketing its stand-alone capabilities. At the time of the acquisition, ESP had several research and development projects relating to post-processing capabilities and a CAD interface which were only 70% to 80% complete. As a result, SDRC recorded a charge of $1,400 to write off these in-process research and development projects, which had not reached technological feasibility and did not have an alternative future use. SDRC recorded goodwill of approximately $675, marketable software of $9,500 and other intangible assets totaling $3,750 which will be amortized over the next five to seven years. The historic operating results of ESP are not material to SDRC's consolidated results of operations, financial position or cash flows, therefore, pro forma results are not presented.

Imageware Corporation

In November 1998, SDRC acquired privately-held Imageware Corporation ("Imageware") for approximately $31,000 in cash which was paid from SDRC's existing cash balances. Imageware is a developer of free form surface-modeling and 3D inspection software tools for the automotive, aerospace and consumer products industries. The transaction was accounted for as a purchase. Goodwill, computer software to be marketed and certain other intangibles were valued at approximately $27,600, $3,460 and $2,025, respectively. All intangibles associated with the acquisition are being amortized over their useful lives, which do not exceed seven years. In addition, SDRC recorded a charge of $3,230 to write off in-process research and development, which had not reached technological feasibility and had no alternative future use. SDRC's consolidated statement of operations includes results of Imageware since November 20, 1998. The historic operating results of Imageware are not material to SDRC's consolidated results of operations, financial position or cash flows, therefore, pro forma results are not presented.

Computer Aided Systems for Engineering

In December 1997, SDRC acquired all the outstanding stock of two privately-held companies doing business together as Computer Aided Systems for Engineering, ("CASE"), by issuing 1,500 shares of common stock having an aggregate market value of approximately $25,000. The acquisition was accounted for as a pooling-of-interests, and accordingly, all prior periods were restated to include CASE results. CASE, an S corporation prior to acquisition, had been a third party developer of drafting software for SDRC since 1984.

Revenue and net income of the separate companies for the year before the acquisition were as follows:

1997
Revenue:
SDRC	$351,322
CASE	8,749
Less intercompany sales	(8,749)
Total revenue	$351,322

Net income:
SDRC	$ 24,342
CASE	5,688
Net income	$ 30,030

Adjustments recorded to adopt the same accounting practices were not material to the consolidated financial statements. Acquisition costs were not material.

Metaphase Technology, Inc.

In 1992, SDRC and Control Data Systems, Inc. ("CDSI") established a joint venture company, Metaphase Technology, Inc. ("MTI"), to develop and market PDM software worldwide. SDRC initially owned a 35% interest and increased such interest to 50% during 1993. SDRC's investment in MTI was accounted for on the equity basis.

In January 1997, SDRC acquired the remaining stock of MTI and certain assets of CDSI's global PDM software sales and support business. The purchase price of approximately $33,000 included cash and a stock warrant. The warrant was exercisable for 750 shares of SDRC's common stock without par value at the exercise price of $28 per share and expired on December 31, 1998. A value of $3,500 was assigned to the warrant and recorded in shareholders' equity. The acquisition was accounted for using the purchase method. SDRC's consolidated statement of operations includes the operating results of MTI and the CDSI assets acquired, beginning January 1, 1997. The excess of purchase price over the fair values of the net assets acquired of approximately $2,816 was recorded as goodwill. Certain other intangibles, including computer software construction costs, totaled approximately $8,555. All intangibles associated with the acquisition are being amortized over their useful lives, which do not exceed seven years. In connection with the acquisition, SDRC recorded a charge of $20,850 to write off in-process research and development acquired in the transaction that had not reached technological feasibility and did not have an alternative future use. Pro forma results of the purchase are not presented, as the amounts are not material to the consolidated results of operations, financial position or cash flows.

In December 1999, SDRC approved and internally announced a restructuring plan to eliminate forty-four redundant positions and to consolidate office space which had resulted from its various acquisitions. As a result, SDRC recorded a charge totaling approximately $1,300 in 1999. The charge was comprised of $730 for severance benefits and $570 for facility termination costs of office space. The charge relates to several internal departments and is reflected among the related cost of revenue and operating expenses. During the two months ended February 29, 2000, SDRC paid approximately $800 for severance benefits and facility termination costs. Management expects to pay approximately $500 to complete the restructuring plan.

(3) Marketable securities

Marketable securities consisted of the following:

	December 31, 1999
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current:
Available-for-sale	$11,011	--	$ 62	$10,949
Held to maturity	1,054	--	--	1,054
	$12,065	--	$ 62	$12,003
Noncurrent:
Available-for-sale	$11,320	--	$146	$11,174

	December 31, 1998
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current:
Available-for-sale	$11,009	$55	--	$11,064
Held to maturity	723	--	--	723
	$11,732	$55	--	$11,787
Noncurrent:
Available-for-sale	$ 9,935	$48	$(46)	$ 9,937

Noncurrent, available-for-sale marketable securities at December 31, 1999, had maturities of $10,600 in 2001 and $705 in 2013. Realized gains and losses on the sale of marketable securities were immaterial.

(4) Property and Equipment

Property and equipment, recorded at cost, consisted of the following:	December 31
	1999	1998
Property and equipment, at cost:
Computer and other equipment	$68,735	$63,943
Office furniture and equipment	19,415	18,929
Leasehold improvements	8,322	7,819
	96,472	90,691
Less accumulated depreciation and amortization	(72,871)	(65,017)

Net property and equipment	$23,601	$25,674

(5) Income Taxes

Pre-tax income consisted of the following:	Year ended December 31
	1999	1998	1997
Domestic	$27,049	$38,506	$25,741
Foreign	17,949	16,717	15,798
Total pre-tax income	$44,998	$55,223	$41,539

The provision for income taxes consisted of the following:	Year ended December 31
	1999	1998	1997
Federal:
Current	$ 343	$ 109	$ 740
Deferred	596	2,946	(740)
	939	3,055	--
State	1,510	2,250	1,200
Foreign:
Income taxes	8,180	7,449	5,520
Withholding taxes	6,410	6,797	4,789
Total income tax expense	$17,039	$19,551	$11,509

Deferred state and foreign taxes were not material.

The provision for income taxes differed from the amounts computed by using the statutory U.S. Federal income tax rate. The reasons for the differences were as follows:

	Year ended December 31
	1999	1998	1997
Computed expected income tax expense	$15,749	$19,328	$14,539
Increase (reduction) resulting from:
State taxes, net of federal benefit	981	1,463	780
Foreign income taxed at other than the U.S. statutory rate	1,354	878	9
Purchased in-process research and development	333	1,130	7,297
Goodwill amortization	1,627	254	--
Research and experimentation credit	(2,500)	(1,400)	--
IRS audit settlement	--	(1,751)	--
Release of valuation allowance	--	(1,059)	--
Utilization of U.S. tax carryforwards	--	--	(9,721)
S corporation benefit	--	--	(1,934)
Other	(505)	708	539
Total income tax expense	$17,039	$19,551	$11,509

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities were as follows:

	December 31
	1999	1998
Deferred tax assets:
Computer software construction costs and capitalized research expenses, net of amortization	$ 5,228	$ 11,656
Tax credit and net operating loss carryforwards	18,959	10,136
Other liabilities and reserves	6,128	5,321
Revenue recognition and accounts receivable	2,114	3,334
Property and equipment	2,817	2,474
Other	720	296
Total deferred tax assets	35,966	33,217
Valuation allowance	(28,553)	(27,199)
Net deferred tax assets	7,413	6,018
Deferred tax liabilities:
Purchase accounting intangibles	(4,229)	(1,890)
Total net deferred taxes	$ 3,184	$ 4,128

Of the $18,959 in tax carryforwards available at December 31, 1999, none expire before 2004. Alternative minimum tax carryforwards of $3,173 never expire.

While SDRC has been profitable since 1996, it has not been able to generate sufficient profits to utilize its deferred tax assets. Due to this and other factors, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, that it is necessary to maintain a substantial valuation allowance. SDRC will continue to assess the realizibility of its deferred tax assets based on actual and forecasted operating results and other factors. The net change in the valuation allowance for deferred tax assets was an increase of $1,354 and a decrease of $4,339 in 1999 and 1998, respectively. Of the $28,553 in valuation allowance at December 31, 1999, $14,548 is attributable to the tax benefit of stock option exercises. Such benefits will be credited to capital in excess of stated value if realized.

SDRC does not accrue Federal income taxes on undistributed earnings of its foreign subsidiaries that: (1) have been, or are intended to be, permanently reinvested; or (2) if remitted, would not have material income tax consequences. Undistributed earnings of foreign subsidiaries amounted to approximately $23,172 and $18,327 at December 31, 1999 and 1998, respectively.

(6) Shareholders' Rights Plan

In August 1998, the Board of Directors adopted a Shareholders' Rights Plan to protect shareholders' interests in the event of an unsolicited attempt to gain control of SDRC. Under the Shareholders' Rights Plan, shareholders are granted certain rights in the event of a triggering event ("Rights"). The Rights become exercisable if a person acquires 20% or more of SDRC's outstanding common stock or announces a tender offer which would result in a person or group acquiring 20% or more of the common stock ("Distribution Date"). If, at any time following the Distribution Date, SDRC has not redeemed the Rights, SDRC becomes the surviving corporation in a merger or a person becomes the beneficial owner of 20% or more of SDRC's common stock ("Triggering Date"), each holder of a Right will have the right to purchase shares of SDRC's common stock having a value equal to two times the Right's exercise price of $110. If, at any time following the Triggering Date, SDRC is acquired in a merger or other business combination transaction in which SDRC is not the surviving corporation, each holder of a Right shall have the right to purchase shares of common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights expire on August 10, 2008, and may be redeemed by SDRC for $.0025 per Right.

(7) Common Stock and Employee Benefit Plans

Stock Option Plans

Under the 1991 Employee Stock Option Plan, SDRC reserved 5,300 shares of previously unissued common stock, of which 147 shares remain available to grant at December 31, 1999. In 1994, the shareholders adopted the 1994 Long-Term Stock Incentive Plan, allowing stock incentives including stock options, stock appreciation rights, stock awards, and any combination to be granted to employees. The number of shares with respect to which stock incentives may be granted in one calendar year shall not exceed 4% of SDRC's issued and outstanding common stock. Only stock options have been granted under the 1994 plan. In 1996, the shareholders approved a Director's Non-Discretionary Stock Option Plan allowing for grants to outside directors at the fair market value at the date of grant. Under this 1996 plan, SDRC had reserved 1,000 shares of previously unissued common stock and 820 remain available for grant at December 31, 1999.

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

With the acquisition of TD in 1999, SDRC granted approximately 195 stock options representing all of TD's obligations under three existing stock option plans. No additional options will be granted under any of these three plans.

In September 1998, SDRC's Board of Directors approved a stock option exchange program allowing employees to exchange any outstanding options granted after January 1, 1996 for new options at the market price of $11.06. The new options vest over three years and expire in ten years from September 25, 1998. SDRC cancelled and reissued 3,658 options under this exchange program.

The following table reflects option activity over the last three years:

	December 31, 1999		December 31, 1998		December 31, 1997
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	6,449	$13.18	5,797	$19.54	4,945	$17.10
Granted	1,473	17.60	5,263	14.11	2,190	22.33
Exercised	(375)	9.08	(567)	11.87	(931)	11.74
Cancelled	(592)	13.09	(4,044)	23.71	(407)	22.81
Outstanding at end of the year	6,955	$14.34	6,449	$13.18	5,797	$19.54
Options exercisable at end of the year	3,420	$14.99	2,374	$15.05	2,891	$15.89

Information regarding options outstanding as of December 31, 1999 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.56-$10.56	504	4.20	$ 7.67	427	$ 7.17
$10.88-$11.06	3,219	8.74	11.06	991	11.06
$11.12-$15.50	852	4.49	13.32	812	13.33
$15.53-$18.78	629	5.63	17.16	359	16.57
$18.88	763	9.01	18.88	0	18.88
$19.28 -$24.19	641	3.02	20.67	484	20.68
$25.06 -$31.25	347	1.42	29.99	347	29.99
$ 4.56 -$31.25	6,955	6.74	$14.34	3,420	$14.99

Stock Purchase Plan

Under the Stock Purchase Plan, all U.S. full-time employees are entitled to purchase SDRC's common stock at 90% of fair market value. Employees electing to participate must contribute at least 1% with a maximum of 10% of the participant's base salary and commissions each month. All incidental expenses related to the issuance of these shares, including the 10% discount, have been charged to income. The plan has no fixed expiration date, may be terminated by SDRC at any time and has no limitation on the number of shares that may be issued.

Other Employee Benefit Plans

SDRC provides retirement benefits to substantially all employees through defined contribution plans. SDRC's contributions are primarily based on employee compensation and years of service. Expenses related to the U.S. 401(k) plan and other defined contribution plans were approximately $6,492, $5,427 and $3,967 in 1999, 1998 and 1997, respectively.

Employees of U.S. divisions of SDRC may make contributions to the 401(k) Plan by authorizing a reduction of their compensation of at least 1% up to a maximum of 16%. SDRC may provide a matching contribution in the form of Company stock or cash equal to 50% of the employee contribution, up to a maximum of 6% of the employee compensation. Participants are immediately vested in their voluntary contributions and are vested in SDRC contributions after three years of continuous service.

SDRC provides severance benefits for involuntarily terminated employees based on employees' prior years of service. SDRC's obligation for these post employment benefits is recorded in long-term liabilities.

Stock-Based Compensation

SDRC accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in results of operations for stock option grants. SDRC has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for SDRC's stock option plans been determined based on the fair value at the grant date for awards since January 1, 1995, and allocated over the options' vesting period consistent with the provisions of SFAS No. 123, SDRC's net income and income per share would have been reduced to the pro forma amounts as follows:

	Year ended December 31
	1999	1998	1997
Net income - as reported	$27,959	$35,672	$30,030
Net income - pro forma	21,150	26,268	19,758
Diluted income per share - as reported	$ .75	$ .93	$ .81
Diluted income per share - pro forma	$ .57	$ .69	$ .53

The pro forma effect on SDRC's net income and income per share for 1999, 1998 and 1997 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to 1995 or additional grants in future years which are anticipated.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected terms of 3 years; expected volatility of 60% for 1999 and 1998 and 57% for 1997; and risk-free interest rate of 6.25% for 1999, 4.7% for 1998 and 5.7% for 1997. The weighted average fair value of options granted was $8.27, $6.26 and $10.07 for 1999, 1998 and 1997, respectively.

(8) Commitments, Contingencies and Litigation

Litigation

SDRC is currently not a party to any litigation other than ordinary routine litigation incidental to its business.

SDRC was a defendant in a shareholder, class action lawsuit which originated in 1994 and alleged violations of certain federal securities laws. In December 1995, the parties to this matter entered into a memorandum of understanding for settlement, which was subsequently approved by the Court. Pursuant to the memorandum, a settlement fund of $37,500 was established, consisting of $17,600 of cash provided by SDRC, $10,000 in shares of SDRC's common stock, and $9,900 of cash provided by SDRC's former independent accountants. SDRC's contribution to the settlement fund, and other litigation cost, net of estimated insurance proceeds were recorded as an expense in 1995. SDRC contributed $17,600 of cash and $10,000 of common stock to the settlement fund in 1996 and 1997, respectively, to finalize its obligation to the settlement fund.

Lease Payments

As of December 31, 1999, future minimum lease payments under noncancelable operating leases for the five years ending December 31, 2004 approximated $19,222, $13,171, $10,402, $8,368 and $6,217, respectively, and $25,005 thereafter. Total rental expenses under operating leases for the years ended December 31, 1999, 1998 and 1997 were $25,375, $22,681 and $19,604, respectively.

Contingent Consideration

The acquisition of Sherpa may require additional cash consideration dependent on final 1999 Sherpa operating activity and 2000 revenue results. Current estimates of the payments do not exceed $7,000.

(9) Interest and Other Income, Net

Interest and other income, net consisted of:

	Year ended December 31
	1999	1998	1997
Interest income	$6,911	$ 7,655	$5,201
Gain on sale of test software business	--	2,745	--
Insurance and litigation settlements	--	2,590	--
Equity in earnings (losses) of affiliates	47	211	(39)
Other	(433)	(413)	(682)
Interest and other income, net	$6,525	$12,788	$4,480

(10) Product and Geographic Information

SDRC measures operating results as a single reportable segment which provides multiple products and services for customers to manage product development processes. SDRC classifies revenue in the geography of the customer at the time of sale. However, the customer has the right to redeploy licenses anywhere in the world. As a result, revenue comparisons by geography and among years, may not necessarily represent where licenses are used.

Revenue by product and service groups were as follows for each year ended December 31,

	1999	1998	1997
Software licenses
CAD/CAM/CAE	$123,127	$125,036	$128,323
PDM	55,352	50,101	42,404
Total software licenses	$178,479	$175,137	$170,727

Software maintenance and services
CAD/CAM/CAE	$183,287	159,614	128,791
PDM	80,457	68,274	51,804
Total software maintenance and services	263,744	227,888	180,595

Total revenue	$442,223	$403,025	$351,322

Revenues by geographic area were as follows:

	Year ended December 31
	1999	1998	1997

United States	194,437	$176,169	$171,003
Europe	163,071	138,091	107,153
Asia-Pacific	80,843	85,955	73,166
Other	3,872	2,810	--
Total revenue	$442,223	$403,025	$351,322

Long-lived assets by geographic area were as follows:

	December 31
	1999	1998	1997

United States	$119,666	$91,227	$58,853
Europe	2,221	2,551	1,934
Asia-Pacific	4,088	3,595	652
Other	91	41	--
Consolidated	$126,066	$97,414	$61,439

Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited quarterly financial information for 1999 and 1998. SDRC believes that all necessary adjustments have been included to present fairly the selected quarterly information.

	Three months ended			Year ended
1999	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999	December 31, 1999
Total revenue	$108,129	$111,053	$108,907	$114,134	$442,223
Gross profit	65,919	66,080	57,368	63,320	252,687
Net income	10,019	10,786	2,537	4,617	27,959
Basic earnings per share	.28	.30	.07	.13	.78 *
Dilutive earnings per share	.27	.29	.07	.13	.75 *

	Three months ended			Year ended
1998	March 31, 1998	June 30, 1998	September 30, 1998	December 31, 1998	December 31, 1998
Total revenue	$91,112	$95,142	$101,819	$114,952	$403,025
Gross profit	56,625	56,199	61,206	73,059	247,089
Net income	10,328	5,113	10,338	9,893	35,672
Basic earnings per share	.29	.14	.29	.27	.99 *
Dilutive earnings per share	.28	.14	.28	.26	.93 *

* Per share amounts are not additive.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information required in this item about SDRC's directors is incorporated herein by reference to SDRC's definitive Proxy Statement dated March 31, 2000 which relates to the May 2000 Annual Meeting of Shareholders.

SDRC's executive officers are as follows:

Name	Age	Position

William J. Weyand	55	Chairman of the Board, President and Chief Executive Officer

John A. Mongelluzzo	41	Vice President, Secretary and General Counsel

Jeffrey J. Vorholt	47	Vice President, Chief Financial Officer and Treasurer

Mark C. Goldstein	43	Vice President, Products Group

William A. Carrelli	51	Vice President, Marketing

William M. Gascoigne	49	Senior Vice President, Worldwide Operations

Mr. Weyand has served as President and Chief Executive Officer since he joined SDRC in June 1997. He has served as Chairman of the Board since March 1998. From April 1995 until June 1997, he was Executive Vice President of Measurex Corporation where he had worldwide responsibility for all sales and customer service operations. While at Measurex Corporation, Mr. Weyand had been Senior Vice President of Worldwide Sales and Service from December 1994 to April 1995; President, North and South America Sales and Service from February to December 1994; Senior Vice President, U.S. and Canada Sales and Service from 1993 to February 1994; Senior Vice President, U.S. Sales and Service from 1991 to 1993.

Mr. Mongelluzzo has served as Vice President, Secretary and General Counsel since October 1991. He joined SDRC in May 1986 as Assistant Counsel and was elected Assistant Secretary in October 1986 and Secretary in December 1986.

Mr. Vorholt has served as Vice President, Chief Financial Officer and Treasurer since February 1995. Prior to that time, Mr. Vorholt was the Vice President and Controller since December 1994. Prior to accepting his position with SDRC, he was employed by Cincinnati Bell Telephone Company as Senior Vice President - Accounting and Information Systems from 1991 to 1994, and by Cincinnati Bell Information Systems, Inc. as Senior Vice President and Director, 1989 to 1991. Mr. Vorholt is a licensed Certified Public Accountant and Attorney-at-Law.

Mr. Goldstein has served as Vice President, Products Group since January 1998. From July 1997 until January 1998, he served as Vice President, I-DEAS, Product Development. From December 1995 to July 1997, he served as Vice President, SDRC Ford Program Office. Prior to assuming that role, Mr. Goldstein was a Vice President in SDRC's Product Development group.

Mr. Carrelli was named an executive in February 1999. He has served as Vice President, Marketing since April 1997. From 1993 to April 1997, he served as Director of Major Accounts for SDRC.

Mr. Gascoigne was named Senior Vice President, Worldwide Operations in May, 1999 and is responsible for all sales, services and industry operations worldwide. Prior to assuming the role, Mr. Gascoigne was Vice President and General Manager, Europe. Mr. Gascoigne joined SDRC in 1990 as the UK General Manager.

Item 11: Executive Compensation

The information required in this item is incorporated herein by reference to SDRC's definitive Proxy Statement dated March 31, 2000.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required in this item is incorporated herein by reference to SDRC's definitive Proxy Statement dated March 31, 2000.

Item 13: Certain Relationships and Related Transactions

The information required in this item is incorporated herein by reference to SDRC's definitive Proxy Statement dated March 31, 2000.

PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.1. Financial Statements

Report of Independent Accountants.

Consolidated Statement of Operations - Years ended December 31, 1999, 1998 and 1997.

Consolidated Balance Sheet - December 31, 1999 and 1998.

Consolidated Statement of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997.

Consolidated Statement of Cash Flows - Years ended December 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.

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

Financial statements of ESTECH Corporation in which SDRC owned an equity interest of 30% as of December 31, 1999, have been omitted because the registrant's proportionate share of the income or losses from continuing operations before income taxes, and total assets of such company is less than 20% of the respective consolidated amounts, and the investment in and advances to such company is less than 20% of consolidated total assets.

All other schedules have been omitted because the information either has been shown in the Consolidated Financial Statements or notes thereto, or is not applicable or required under the instructions.

a.3. List of Exhibits:

3.01	Amended Articles of Incorporation of Registrant; incorporated by reference to SDRC's Registration Statement No. 33-16541, filed August 17, 1987. Amendments incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1993 and SDRC's definitive Proxy Statement dated March 25, 1997.

3.02	Amended Code of Regulations of Registrant; incorporated by reference to SDRC's Registration Statement No. 33-16541, filed August 17, 1987. Amendments incorporated by reference to SDRC's definitive Proxy Statement dated March 26, 1996.

4	Rights Agreement; incorporated by reference to SDRC's Form 8-K, filed on August 6, 1998.

10.01	Structural Dynamics Research Corporation Tax Deferred Capital Accumulation Plan dated January 1, 1989; incorporated by reference to SDRC's Form S-8 registration statement No. 33-22136, filed July 10, 1991.

10.02	Structural Dynamics Research Corporation 1991 Employee Stock Option Plan; incorporated by reference to SDRC's Form S-8 registration statement No. 33-41671, filed July 10, 1991. Amendment incorporated by reference to SDRC's Form S-8 registration statement No. 33-72328, filed April 27, 1993.

10.03	Structural Dynamics Research Corporation Stock Purchase Plan; incorporated by reference to SDRC's Form S-8 registration statement No. 33-40561, filed May 15, 1991.

10.04	Structural Dynamics Research Corporation 1994 Long-Term Stock Incentive Plan; incorporated by reference to SDRC's Form S-8 registration statement No. 33-58701, filed April 19, 1995. Amendment to the plan is incorporated by reference to SDRC's definitive Proxy Statement dated March 26, 1996.

10.05	Structural Dynamics Research Corporation 1996 Directors' Non-Discretionary Stock Plan; incorporated by reference to SDRC's Form S-8 registration statement No. 33-07365, filed July 1, 1996.

10.06	Agreement of Merger and Plan of Reorganization; incorporated by reference to SDRC's Form 8-K, filed January 14, 1998, pertaining to the acquisition of Lookout Drafting, Inc. and Computer Aided Systems for Engineering, Inc.

10.07	Incentive Compensation Plan; incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1997.

10.08	Form of Severance Compensation Agreement contracted with each named executive of SDRC; incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1997.

10.09	Employment Agreement with William J. Weyand dated June 30, 1997; incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1997.

10.10	Non-Qualified Unfunded Deferred Compensation Plan for outside directors of Structural Dynamics Research Corporation; incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1997.

10.11	Structural Dynamics Research Corporation Supplemental Retirement Plan, effective January 1, 1998; incorporated by reference to SDRC's Form 10-Q for the period ended March 31, 1998.

10.12	Agreement of Merger and Plan of Reorganization pertaining to the acquisition of Imageware Corporation; incorporated by reference to SDRC's Form 8-K filed December 4, 1998.

10.13	Stock purchase agreement between Inso Corporation and Structural Dynamics Research Corporation, dated January 5, 2000; filed herewith.

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Independent Accountants; filed herewith.

27	Financial Data Schedule; filed herewith.

b. Reports on Form 8-K

None.

c. Exhibits as required by Item 601 of Regulation S-K

SDRC hereby files with this Form 10-K, Exhibits in the List of Exhibits.

d. Financial Schedules

SDRC hereby files with this Form 10-K, the financial statement schedule listed in item 14.a.2.

Exhibit 10.13

STOCK PURCHASE AGREEMENT

between

INSO CORPORATION

and

STRUCTURAL DYNAMICS RESEARCH CORPORATION

January 5, 2000

STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement (hereinafter referred to as the "Agreement") is made this 5th day of January, 2000 by and between Inso Corporation, a Delaware corporation with principal offices at 31 St. James Street, Boston, Massachusetts 02116 (hereinafter referred to as "Seller" or "Inso"), and Structural Dynamics Research Corporation, an Ohio corporation with principal offices at 2000 Eastman Drive, Milford, Ohio 45150 (hereinafter referred to as "Purchaser" or "SDRC").

WITNESSETH:

WHEREAS, Purchaser wishes to purchase and Seller wishes to sell the product data management software business conducted through two of Seller's subsidiary corporations, Sherpa Systems Corporation and Inso France Development, SA, on substantially the terms and conditions set forth in this Agreement,

NOW, THEREFORE, and in consideration of the mutual promises and covenants contained herein, the parties agree as follows:

ARTICLE I

DEFINITIONS

Section 1.1 Certain General Definitions. In addition to all other terms defined elsewhere in this Agreement, the following terms shall have the meanings set forth below:

1.1.1 "actual knowledge", "have no actual knowledge of", "do not actually know of" and similar phrases shall mean (i) in the case of a natural person, the actual conscious awareness, or not, as the context requires, of the particular fact by such person, and (ii) in the case of an entity, the actual conscious awareness, or not, as the context requires, of the particular fact by any director or executive officer of such entity.

1.1.2 "Affiliate" with respect to any person shall mean a person that directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, such person.

1.1.3 "best knowledge", "have no knowledge of", "do not know of" or "to the knowledge of" and similar phrases shall mean (i) in the case of a natural person, the particular fact was known, or not known, as the context requires, to such person after diligent investigation and inquiry by such person, and (ii) in the case of an entity, the particular fact was known, or not known, as the context requires, to any director or executive officer of such entity after diligent investigation and inquiry.

1.1.4 "Confidential Information" shall mean all trade secrets and other confidential and/or proprietary information of the particular person, including information derived from reports, investigations, research, work in progress, codes, marketing and sales programs, financial projections, cost summaries, pricing formulae, contract analyses, financial information, projections, confidential filings with any state or federal agency, and all other confidential concepts, methods of doing business, ideas, materials or information prepared or performed for, by or on behalf of such person by its employees, officers, directors, agents, representatives, or consultants.

1.1.5 "Environmental Laws" shall mean any laws or regulations pertaining to health or the environment, as in effect on the date hereof and the Closing Date, including without limitation (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (42 U.S.C. Sections 9601 et seq.), as amended (including without limitation as amended pursuant to the Superfund Amendments and Reauthorization Act of 1986), and regulations promulgated thereunder, (ii) the Resource Conservation and Recovery Act of 1976 (42 U.S.C. Sections 6901 et seq., as amended), and regulations promulgated thereunder, (iii) statutes, rules or regulations, whether federal, state or local, applicable to IFD's or SSC's assets or operations that relate to asbestos or polychlorinated biphenyls, and (iv) the provisions contained in any similar state statutes or regulations relating to environmental matters applicable to IFD's or SSC's assets or operations.

1.1.6 "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

1.1.7 "GAAP" means United States generally accepted accounting principles.

1.1.8 "Intellectual Property" shall be defined as (a) all know-how, show-how, confidential or proprietary information, trade secrets, designs, processes, computer software or databases, research in progress, inventions or invention disclosures (whether patentable or unpatentable) and drawings, schematics, blueprints, flow sheets, designs and models ("Trade Secrets"); (b) all copyrights, copyright registrations, copyrights mask works and copyright applications (the "Copyrights"); (c) all patents, patent applications, patents pending, patent disclosures on inventions and all patents issued upon said patent applications or based upon such disclosures (the "Patents"); and (d) all registered and unregistered trade names, trademarks, service marks, product designations, corporate names, trade dress, logos, slogans, designs and general intangibles of like nature, together with all registrations and recordings and all applications for registration therefore and all translations, adaptations, derivatives and combinations thereof (the "Trademarks").

1.1.9 "Internal Revenue Code" shall mean the Internal Revenue Code of 1986, as amended.

1.1.10 "IRS" shall mean the Internal Revenue Service of the United States Department of the Treasury.

1.1.11 "Material Adverse Effect" shall mean a material adverse effect on the applicable party's business, operations, condition (financial or otherwise) or results of operations, taken as a whole, in consideration of all relevant facts and circumstances.

1.1.12 "ordinary course of business" shall mean the usual and customary way in which the applicable party has conducted its business in the past.

1.1.13 "person" shall mean any natural person, corporation, partnership, joint venture, limited liability company, association, group, organization or other entity.

1.1.14 "Tax Returns" shall include all federal, state, local or foreign income, excise, corporate, franchise, property, sales, use, payroll, withholding, provider, environmental, duties, value added and other tax returns (including information returns).

Section 1.2 Certain Specific Definitions. The following terms shall have the meanings set forth below:

1.2.1 "Ancillary Assets" means any and all assets or property, tangible or intangible, owned directly by Inso or through one of its subsidiaries and not owned by SSC or IFD or one of their respective subsidiaries or other owned business entities, but which are used in or are necessary to the operation of Seller's PDM Business, including but not limited to contract rights and Intellectual Property.

1.2.2 "Anniversary Payment" shall mean the sum of Qualifying Maintenance Revenues plus Qualifying License Revenues less $6,000,000 and less any adjustments as are specifically provided for in this Agreement, if necessary.

1.2.3 "Closing Date Balance Sheet" means the balance sheet prepared for Seller's PDM Business as of the Closing Date by Seller pursuant to Section 2.3 of this Agreement.

1.2.4 "Closing Payment" means $5,000,000 cash.

1.2.5 "Identified Customers" means the customers of Seller's PDM Business listed on Exhibit 1.2.5 appended hereto.

1.2.6 "IFD" means Inso France Development, SA, a French corporation which is a subsidiary of Inso France SARL, all of its subsidiaries, and all of its branch offices and those of its subsidiaries.

1.2.7 "IFD Stock" means all outstanding capital stock of any class or series of IFD.

1.2.8 "Info Server" means the proprietary software program known as Sherpa Information Server 1.0 and improvements or successor products thereto.

1.2.9 "PDM" means product data management.

1.2.10 "Purchase Price" means the sum of the Closing Payment, the Supplemental Closing Fund, and the Anniversary Payment.

1.2.11 "Qualifying License Revenues" means 50% of all license revenues (i.e., the license fees paid by or due from a customer to initially acquire a software license) recognized by SDRC as calendar year 2000 revenue under its established revenue recognition policy (including appropriate provisions for doubtful or uncollectible accounts) in accordance with GAAP, consistently applied, with respect to sales of any product licenses in the Seller's PDM Business (including Info Server) to Identified Customers.

1.2.12 "Qualifying Maintenance Revenues" means the total maintenance revenue (i.e., the revenue paid by or due from existing software licensees for rights to receive maintenance, technical support, software updates or services) received from Identified Customers in connection with both the Sherpa PDM software owned by SSC and with SDRC's Metaphase PDM software which is recognized by SDRC as calendar year 2000 revenue under its established revenue recognition policy (including appropriate provisions for doubtful or uncollectible accounts), in accordance with GAAP, consistently applied, (except that maintenance revenue associated with Metaphase licenses sold by SDRC to any of the Identified Customers to which SDRC can demonstrate that it had bona fide outstanding proposals as of December 3, 1999, or has an existing customer relationship with as of the Closing Date, shall be excluded from such maintenance revenues). For purposes hereof, a "customer relationship" shall be determined on a divisional or other business unit level and not at a corporate level, provided that in any division or business unit which is both a Metaphase customer and an SSC customer as of the Closing Date, additional sales of Metaphase shall not constitute Qualifying Maintenance Revenues.

1.2.13 "Seller's Disclosure Schedules" means the factual disclosures delivered by Seller to Purchaser which are numbered to correspond with the numbers of the earliest relevant sections of this Agreement.

1.2.14 "Seller's PDM Business" means the PDM business presently conducted by Seller primarily through SSC, IFD and their respective subsidiaries or other owned business entities, which is to be acquired by Purchaser under this Agreement.

1.2.15 "SSC" means Sherpa Systems Corporation, a California corporation which is a wholly-owned subsidiary of Seller, all of its subsidiaries, and all of its branch offices and those of its subsidiaries.

1.2.16 "SSC Stock" means all outstanding capital stock of any class or series of SSC.

1.2.17 "Supplemental Closing Fund" means the sum of $1,000,000 cash less any adjustments as are specifically provided for in this Agreement, if necessary.

ARTICLE II

PURCHASE AND SALE OF SHARES

Section 2.1. Purchase and Sale of SSC Stock and IFD Stock. Upon the terms and conditions set forth herein, Seller agrees to sell, and Purchaser agrees to purchase and pay the Purchase Price for, all shares of SSC Stock and IFD Stock and any Ancillary Assets.

Section 2.2. Closing. The closing of the transactions contemplated herein (the "Closing") shall be effective at 12:01 a.m. Eastern Time on the date of this Agreement (the "Closing Date"). The Closing Payment shall be made by SDRC to Inso at the Closing by wire transfer or by delivery of a certified or cashier's check. The parties recognize that because IFD is a French corporation and because SSC has a number of non-U.S. subsidiaries, one or more supplemental foreign closings, including local documentation, may be necessary. The parties agree to work together in good faith to effect any such foreign closings or documentation that may be necessary to fully complete the transactions contemplated in this Agreement, as may be necessary before, on or after the Closing Date.

Section 2.3. Closing Date Balance Sheet.

2.3.1. Within 30 days after the Closing Date, Seller shall deliver to SDRC a copy of the Closing Date Balance Sheet prepared using the same principles as the October 31 Balance Sheet (except as otherwise specifically provided in the following subsections of this Section 2.3), in accordance with GAAP, consistently applied. Within 30 days after receipt by SDRC of the Closing Date Balance Sheet, SDRC shall conduct a review of the Closing Date Balance Sheet to independently verify that the Closing Date Balance Sheet as proposed by Seller accurately sets forth the total shareholder's equity of the Seller's PDM Business in accordance with GAAP. If SDRC concludes that the amount of shareholder's equity set forth in the Closing Date Balance Sheet is incorrect and the parties are unable to reach an agreement on an acceptable number within 60 days of Seller's submission of the Closing Date Balance Sheet, the matter shall be submitted to a nationally recognized firm of independent accountants agreed upon by the parties. The independent accountants shall have 30 days following receipt of the Closing Date Balance Sheet and any materials the parties choose to submit to them to determine the total shareholder's equity, and such determination shall be final and binding on both parties. The costs of such independent accountants shall be shared equally by Seller and SDRC. In the event such Closing Date shareholder's equity has decreased since the October 31 Balance Sheet, the Seller shall promptly remit to SDRC the difference. In the event such Closing Date shareholder's equity has increased since the October 31 Balance Sheet, SDRC shall promptly remit to Seller the difference.

2.3.2. The parties acknowledge that the Closing Date Balance Sheet will reflect a liability in the total amount of $1,420,000 relating to the costs of resolving certain known customer disputes in connection with the Seller's PDM Business (the "Existing Customer Claims"). The Seller's Disclosure Schedules shall include a schedule itemizing each of these Existing Customer Claims and indicating the specific dollar amount of the total liability allocated to each Existing Customer Claim.

2.3.3. The Closing Date Balance Sheet shall not reflect any asset attributable to (i) pre-paid royalty costs, in any amount, related to the product SherpaWorks 3i, or (ii) prepaid royalty costs and sales taxes, in any amount, related to the product Excalibur.

2.3.4. The Closing Date Balance Sheet shall reflect 100% of the fourth quarter bonus to be paid to SSC and or IFD employees.

2.3.5. The Closing Date Balance Sheet shall not include any liability that Inso specifically assumes from Sherpa prior to the Closing Date or that Inso is otherwise required by this Agreement to assume or discharge.

2.3.6. The Closing Date Balance Sheet shall include appropriate accruals for personal and real property taxes relating to the period on or prior to the Closing Date but payable thereafter.

2.3.7. The Closing Date Balance Sheet shall not reflect any positive or negative adjustment to the October 31 Balance Sheet for the change in value of any intangible asset.

2.3.8. The Closing Date Balance Sheet shall reflect an allocation of SSC's accumulated net operating loss carryfowards in accordance with Section 6.14 below.

Section 2.4. Supplemental Closings. Within 30 days after the end of each fiscal quarter of SDRC ending prior to the first anniversary of the Closing Date, SDRC shall determine the total cumulative Qualifying License Revenues and Qualifying Maintenance Revenues that have been booked through the end of such quarter. To the extent the total of such revenues would result in an obligation on the part of SDRC to make an Anniversary Payment to Seller if such payment were then due (the "Putative Anniversary Payment"), SDRC shall promptly pay an amount equal to the Putative Anniversary Payment minus any such amount paid by SDRC with respect to any prior quarter, provided that the total Putative Anniversary Payments by SDRC shall not exceed $1,000,000, provided that SDRC shall not be required to make any Putative Anniversary Payment(s) that would if paid reduce the Supplemental Closing Fund below a total amount equal to the sum of (i) the amount of any claims actually submitted by SDRC as of the relevant date for which Seller shall be the Indemnifying Party pursuant to Article VII of this Agreement, and (ii) any amount due from Seller pursuant to Section 6.12 of this Agreement. The Supplemental Closing Fund shall be reduced by an amount equal to the total of any Putative Anniversary Payments made by SDRC. Not later than 90 days after the first anniversary of the Closing Date, SDRC shall pay Inso the balance of the Supplemental Closing Fund, if any, after payment of any Putative Anniversary Payments and any other adjustments specifically provided for in this Agreement.

Section 2.5. Anniversary Payment. Not later than 90 days after the first anniversary of the Closing Date, SDRC shall calculate the Anniversary Payment and shall remit the net amount thereof to Seller together with a written statement setting forth the calculation of such net amount, including a detailed explanation of the relevant product sales and of any setoffs or other adjustments thereto. Within 60 days after receipt of the Anniversary Payment from SDRC, Seller shall be permitted to conduct a review of the Anniversary Payment and SDRC's working papers used to determine the amount of the Anniversary Payment in accordance with GAAP. If Seller and SDRC disagree as to the correct amount of the Anniversary Payment, the matter shall be submitted to a nationally recognized firm of independent accountants agreed upon by the parties. The independent accountants shall then have 30 days in which to determine the correct Anniversary Payment, and such determination shall be final and binding on both parties. The costs of such independent accountants shall be borne equally by SDRC and the Seller.

ARTICLE III

REPRESENTATIONS AND WARRANTIES

Inso hereby represents and warrants to SDRC that, except as may be set forth in the Seller's Disclosure Schedules, the following are true and correct as of the date hereof:

Section 3.1. Seller's PDM Business. Seller conducts Seller's PDM Business solely through SSC, IFD and their respective subsidiaries or other owned business entities; all of which are listed in Seller's Disclosure Schedules, as well as the Ancillary Assets, if any, and there are no other material assets or other components or elements of Seller's PDM Business whatsoever that are not included therein.

Section 3.2. Corporate Power and Authorization. The Board of Directors of Inso, by resolution adopted by a vote of the directors at a meeting duly called and held in accordance with applicable law, has duly authorized the transactions contemplated by this Agreement, all in accordance with and as and to the extent required by law and in accordance with the Certificate of Incorporation and Bylaws of Inso. The execution, delivery and performance by Inso of this Agreement and the other agreements contemplated hereby, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by Inso. The approval of Inso's stockholders is not required under applicable law or Inso's Certificate of Incorporation or Bylaws. This Agreement has been duly executed and delivered by Inso and constitutes the legal, valid and binding obligation of Inso enforceable against Inso in accordance with its terms, except as may be limited by applicable bankruptcy, insolvency or similar laws affecting creditors' rights generally or the availability of equitable remedies.

Section 3.3. No Violation - Inso. Neither the execution, delivery or performance of this Agreement or the other agreements contemplated hereby nor the consummation of the transactions contemplated hereby or thereby will (a) conflict with, or result in a violation or breach of the terms, conditions or provisions of, or constitute a default under, the Certificate of Incorporation or Bylaws of Inso, (b) conflict with, or result in a violation or breach of the terms, conditions or provisions of, or constitute a default under, any agreement, indenture, right of first refusal, non-provisions of, or constitute a default under, any agreement, indenture, right of first refusal, non-competition agreement or other instrument under which Inso is bound or to which any of the assets of Inso are subject, in a manner that will adversely affect the ability of Inso to consummate the transactions contemplated hereby, or (c) violate or conflict with any judgment, decree, order, statute, rule or regulation of any court or any public, governmental or regulatory agency or body.

Section 3.4. Organization and Good Standing; Qualification. Except as set forth on Seller's Disclosure Schedules, each of SSC, IFD and their respective subsidiaries or other owned business entities is a corporation duly organized, validly existing and, with respect to the entities organized in the United States, in good standing under the laws of its state or other jurisdiction of organization, with all requisite corporate power and authority to carry on the business in which it is engaged, to own the properties it owns, and each is duly qualified and licensed to do business in any other jurisdiction where failure to be so qualified would have a Material Adverse Effect on the Seller's PDM Business. Seller's Disclosure Schedules contain a complete list of all direct or indirect subsidiaries or other owned business entities of SSC and IFD.

Section 3.5. Capitalization. A full and complete description of the authorized, issued and outstanding equity capitalization of SSC, IFD and each of their respective subsidiaries or other owned business entities, is set forth in the Seller's Disclosure Schedules. There are no outstanding options, warrants, convertible debt or other instruments or any other rights of any kind whatsoever granting any person or entity the right or ability to acquire, directly or indirectly any capital stock or other equity securities of SSC, IFD or any of their respective subsidiaries or other owned business entities. Except as set forth on the Seller's Disclosure Schedules, Inso owns all capital stock of SSC and IFD, and SSC and IFD own all capital stock of their respective subsidiaries or other owned business entities, free and clear of all security interests, liens, pledges, adverse claims, encumbrances, equities, proxies and shareholders' agreements. Each outstanding share of capital stock of SSC, IFD and their respective subsidiaries or other owned business entities has been legally and validly issued and is fully paid and nonassessable. None of such shares of capital stock has been issued or disposed of in violation of the preemptive rights, rights of first refusal or similar rights of any third party.

Section 3.6. Continuity of Business Enterprise. There has not been any sale, distribution or spin-off of significant assets of SSC or any of its Affiliates relating to the Seller's PDM Business other than in the ordinary course of business since the date Inso acquired SSC.

Section 3.7. Corporate Records. The copies of the Certificates of Incorporation and Bylaws, and all amendments thereto, or equivalent charter documents, of SSC, IFD and their respective subsidiaries or other owned business entities that have been delivered or made available to SDRC are true, correct and complete copies thereof, as in effect on the date hereof. Except to the extent set forth on the Seller's Disclosure Schedules, the minute books of all such corporations or entities, copies of which have been delivered or made available to SDRC, contain accurate minutes of all meetings of, and accurate consents to all actions taken without meetings by, the Boards of Directors (and any committees thereof) and the stockholders thereof since the date of acquisition by SSC and IFD by Inso.

Section 3.8. No Violation - SSC or IFD. Neither the execution, delivery or performance of this Agreement or the other agreements contemplated hereby nor the consummation of the transactions contemplated hereby or thereby will (a) conflict with, or result in a violation or breach of the terms, conditions or provisions of, or constitute a default under, the Certificate of Incorporation or Bylaws or equivalent charter documents, of SSC, IFD and/or their respective subsidiaries or other owned business entities, (b) conflict with, or result in a violation or breach of the terms, conditions or provisions of, or constitute a default under, or give rise to a right of the other parties thereto to terminate, any agreement, indenture, right of first refusal, non-competition agreement or other instrument by which any of SSC, IFD or their respective subsidiaries or other owned business entities is bound or to which any of the assets thereof are subject, or result in the creation or imposition of any security interest, lien, charge or encumbrance upon any of the assets of thereof in a manner that would have a Material Adverse Effect on the Seller's PDM Business, or (c) violate or conflict with any judgment, decree, order, statute, rule or regulation of any court or any public, governmental or regulatory agency or body binding on SSC, IFD or any of their respective subsidiaries or other owned business entities.

Section 3.9. Governmental Authorities; Third Party Consents. Neither Inso, SSC, IFD nor their respective subsidiaries or other owned business entities is required to submit any notice, report or other filing with any governmental authority in connection with the execution or delivery by it of this Agreement or the consummation of the transactions contemplated hereby or thereby, and no approval or authorization of any governmental or regulatory authority or any other party or person is required to be obtained by any of them in connection with the execution, delivery and performance of this Agreement or the transactions contemplated hereby.

Section 3.10. Financial Statements.

3.10.1. Inso has previously furnished SDRC with (a) income statements for Seller's PDM Business for the nine-month period ending October 31, 1999 (the "Income Statement") and (b) a balance sheet dated October 31, 1999 (the "October 31 Balance Sheet", and together with the Income Statement, the "Financial Statements"). Such financial statements fairly present the financial condition and results of operations for the Seller's PDM Business for the dates and periods covered thereby in compliance with GAAP. The October 31 Balance Sheet reflects all liabilities of Seller's PDM Business, accrued, contingent or otherwise that would be required to be reflected on a balance sheet, or in the notes thereto, prepared in accordance with GAAP. Except as set forth in the October 31 Balance Sheet, Seller's PDM Business is not obligated in any way to provide funds in connection with any guarantee of, or to assume, any debt, obligation or dividend of any other person, corporation, association, partnership, limited liability company, joint venture, trust or other entity. Except as set forth on the Seller's Disclosure Schedules, there exists no valid basis for the assertion of any other claims against SSC, IFD or their respective subsidiaries or other owned business entities or any other liabilities of any nature or for any amount that would have a Material Adverse Effect on the Seller's PDM Business.

3.10.2. All accounts receivable reflected on the October 31 Balance Sheet are, and those to be reflected on the Closing Date Balance Sheet will be, valid receivables subject to no material setoffs or counterclaims and are current and collectible (within 180 days after the date on which it first became due and payable), net of the applicable reserve for bad debts on such balance sheets.

Section 3.11. Employee Matters.

3.11.1. Cash Compensation. The Seller's Disclosure Schedules contain a complete and accurate list of the names, titles and annual cash compensation as of December __, 1999, including without limitation wages, salaries, bonuses (discretionary and formula) and other cash compensation (the "Cash Compensation") of all employees of SSC, IFD and their respective subsidiaries or other owned entities, and of employees of Inso who work primarily on the Seller's PDM business, and the amounts paid to each independent contractor of any such entities, together with a description of the material terms of any such independent contractor's agreement or relationship, during the last twelve months. In addition, the Seller's Disclosure Schedules reflect (i) all increases in Cash Compensation of such employees and/or independent contractors during the current fiscal year and (ii) any promised increases in Cash Compensation of such employees and/or independent contractors that have not yet been effected.

3.11.2. Compensation Plans. The Seller's Disclosure Schedules contain a complete and accurate list of all employment compensation plans, arrangements or practices other than those required by law (the "Compensation Plans") sponsored by Inso, SSC, IFD or their respective subsidiaries or other owned business entities or to which they contribute on behalf of the employees described in Section 3.11.1 above. The Compensation Plans include, without limitation, all plans, arrangements or practices that provide for severance pay, deferred compensation, incentive, bonus or performance awards, and stock ownership or stock options. Seller has provided or made available to SDRC a copy of each written Compensation Plan and a written description of each unwritten Compensation Plan. Each of the Compensation Plans can be terminated or amended at will by the sponsor.

3.11.3. Employment Agreements. Except as set forth in Seller's Disclosure Schedules, neither SSC, IFD nor any of their respective subsidiaries or other owned business entities is a party to any employment agreement ("Employment Agreements") with respect to any of the employees described in Section 3.11.1 above. Employment Agreements include without limitation employee leasing agreements, employee services agreements and noncompetition agreements.

3.11.4. Employee Policies and Procedures. The Seller's Disclosure Schedules contain a complete and accurate list of all employee manuals and all material employment policies and procedures and work-related rules (the "Employee Policies and Procedures") that apply to the employees described in Section 3.11.1 above. Seller has provided or made available to SDRC a copy of all written Employee Policies and Procedures and a written description of all material unwritten Employee Policies and Procedures.

3.11.5. Established Severance Policies. Seller's Disclosure Schedules contain a complete and accurate list of and, to the extent reduced to writing, a copy of any and all established severance policies of Inso and SSC, IFD or any of their respective subsidiaries or other owned business units applicable to the employees of the Seller's PDM Business (the "Established Severance Policies"). The Established Severance Policies applicable to any foreign based employees of the Seller's PDM Business are in compliance with any and all applicable local laws, including any minimum severance requirements.

3.11.6. Proprietary Rights Agreements. Except as set forth in Seller's Disclosure Schedules, each employee of Seller's PDM Business has entered into a confidentiality/assignment of inventions agreement with SSC, IFD or one of their respective subsidiaries or other owned business entities in substantially the form previously supplied to Purchaser without any material change to such form.

3.11.7. Employee Stability. To Seller's actual knowledge, no key employee and no group of employees has any plans to terminate employment with SSC, IFD or any of their respective subsidiaries or other owned business entities.

3.11.8. Unwritten Amendments. No material unwritten amendments have been made, whether by oral communication, pattern of conduct or otherwise, with respect to any Compensation Plans or Employee Policies and Procedures.

3.11.9. Labor Compliance. Each of SSC, IFD and other respective subsidiaries or other owned business entities has been and is in compliance with all material applicable laws, rules, regulations and ordinances respecting employment and employment practices, terms and conditions of employment and wages and hours. Neither SSC, IFD nor any of their respective subsidiaries or other owned business entities is liable for any material arrears of wages or penalties for failure to comply with any of the laws, rules, regulations and ordinances above-referenced in this Section 3.11.9. Neither SSC, IFD nor any of their respective subsidiaries or other owned business entities has engaged in any unfair labor practice within the meaning of applicable labor relations law ("ULP") or discriminated on the basis of race, color, religion, sex, national origin, age, disability or handicap in its employment conditions or practices, which ULP or discrimination could give rise to a material liability. There are no (i) unfair labor practice charges or complaints or racial, color, religious, sex, national origin, age, disability or handicap discrimination charges or complaints pending or, to the actual knowledge of Seller, threatened against SSC, IFD or any of their respective subsidiaries or other owned business entities before any federal, state or local court, board, department, commission or agency (nor does any valid basis therefore exist) or (ii) existing or threatened labor strikes, disputes, grievances, controversies or other labor troubles affecting them (nor does any valid basis therefor exist).

3.11.10. Unions. Except as set forth on the Seller's Disclosure Schedules, (i) neither SSC, IFD nor any of their respective subsidiaries or other owned business entities has ever been a party to any agreement with any union, labor organization or collective bargaining unit, (ii) no employees of SSC, IFD or any of their respective subsidiaries or other owned business entities are represented by any union, labor organization or collective bargaining unit, and (iii) to Seller's knowledge, no such employees have threatened to organize or join a union, labor organization or collective bargaining unit.

3.11.11. Aliens. All employees of SSC, IFD or any of their respective subsidiaries or other owned business entities are citizens of, or are authorized in accordance with applicable immigration laws to be employed in, the respective countries where employed.

Section 3.12. Employee Benefit Plans.

3.12.1. Identification. The Seller's Disclosure Schedules contain a complete and accurate list of all employee benefit plans (within the meaning of Section 3(3) of ERISA) sponsored by SSC, IFD or any of their respective subsidiaries or other owned business entities, or by Inso with respect to them or their employees or to which any of them or Inso contributes on behalf of their employees and all employee benefit plans previously sponsored or contributed to on behalf of its employees within the three years preceding the date hereof (the "Benefit Plans"). Seller has provided or made available to SDRC copies of all Benefit Plan documents, such as, to the extent applicable, determination letters, pending determination letter applications, trust instruments, insurance contracts, administrative services contracts, annual reports, actuarial valuations, summary plan descriptions, summaries of material modifications and administrative forms. In addition, Seller has provided or made available to SDRC a written description of all material existing practices engaged in by SSC, IFD or any of their respective subsidiaries or other owned business entities, or by Inso with respect to them or their employees that have been determined to constitute Benefit Plans. Subject to the requirements of the Internal Revenue Code and ERISA, each of the Benefit Plans can be terminated or amended at will. No unwritten amendment exists with respect to any Benefit Plan.

3.12.2. Administration. Each Benefit Plan has been administered and maintained in material compliance with all applicable laws, rules and regulations. All necessary filings, reports and disclosures with respect to all applicable Benefit Plans have been made other than those which individually or in the aggregate would not have a Material Adverse Effect on SSC, IFD or any of their respective subsidiaries.

3.12.3. Examinations. Neither Inso, SSC, IFD nor any of their respective subsidiaries or other owned business entities has received any notice that any Benefit Plan is currently the subject of an audit, investigation, enforcement action or other similar proceeding conducted by any state or federal agency.

3.12.4. Prohibited Transactions. No prohibited transactions (within the meaning of Section 4975 of the Internal Revenue Code or Sections 406 and 407 of ERISA) that could give rise to any material liability for SSC or IFD have occurred with respect to any Benefit Plan.

3.12.5. Claims and Litigation. No pending or threatened claims, suits or other proceedings exist with respect to any Benefit Plan other than benefit claims filed by participants or beneficiaries in the ordinary course.

3.12.6. Qualification. Except as set forth on the Seller's Disclosure Schedules, none of the Benefit Plans is intended to be qualified within the meaning of Section 401(a) of the Internal Revenue Code and/or tax-exempt within the meaning of Section 501 (a) of the Internal Revenue Code.

3.12.7. Funding Status. Except as set forth on the Seller's Disclosure Schedules, none of the Benefit Plans is subject to the funding requirement of Section 412 of the Internal Revenue Code. No Benefit Plan is a plan described in Section 501(c)(9) of the Internal Revenue Code.

3.12.8. Excise Taxes. Neither SSC, IFD nor any of their respective subsidiaries or other owned business entities has any liability to pay excise taxes under the Internal Revenue Code, including but not limited to Sections 4971, 4972, 4975, 4976, 4977, 4978, 4978B, 5979, 4979A, 4980 or 4980B thereof with respect to any Benefit Plan.

3.12.9. Multiemployer Plans. Except as set forth on the Seller's Disclosure Schedules, each of SSC, IFD and their respective subsidiaries or other owned business entities is not and has never been obligated to contribute to a multiemployer plan within the meaning of Section 3(37) of ERISA.

3.12.10. PBGC. Except as set forth on the Seller's Disclosure Schedules, none of the Benefit Plans is subject to the requirements of Title IV of ERISA.

3.12.11. Retirees. Neither SSC, IFD nor any of their respective subsidiaries or other owned business entities has any obligation or commitment to provide medical, dental or life insurance benefits to or on behalf of any of its employees who may retire or any of its former employees who have retired except as may be required pursuant to the continuation of coverage provisions of Section 4980B of the Internal Revenue Code, Sections 601 through 608 of ERISA or state law.

Section 3.13. Absence of Certain Changes. Since October 31, 1999, except as set forth on the Seller's Disclosure Schedules, neither SSC, IFD nor any of their respective subsidiaries or other owned business entities has:

3.13.1. contracted for the purchase of any capital asset having a cost in excess of $10,000 or made any single capital expenditure in excess of $10,000;

3.13.2. incurred any indebtedness for borrowed money (other than short-term borrowing in the ordinary course of business), or issued or sold any debt securities;

3.13.3. incurred or discharged any material liabilities or obligations except in the ordinary course of business;

3.13.4. paid any amount on any indebtedness prior to the due date except in the ordinary course of business, forgiven or canceled any claims or any debt in excess of $10,000, or released or waived any rights or claims except in the ordinary course of business;

3.13.5. mortgaged, pledged or subjected to any security interest, lien, lease or other charge or encumbrance any of its properties or assets (other than statutory liens arising in the ordinary course of business or other liens that do not materially detract from the value or interfere with the use of such properties or assets);

3.13.6. suffered any damage or destruction to or loss of any assets (whether or not covered by insurance) that has, individually or in the aggregate, resulted in a Material Adverse Effect;

3.13.7. acquired or disposed of any assets having an aggregate value in excess of $10,000, except in the ordinary course of business;

3.13.8. except to the extent reflected on the October 31 Balance Sheet, written up or written down the carrying value of any of its assets, other than accounts receivable in the ordinary course of business;

3.13.9. changed the costing system or depreciation methods of accounting for its assets in any material respect;

3.13.10. lost or terminated any employee, customer or supplier that has, individually or in the aggregate, resulted in a Material Adverse Effect;

3.13.11. increased the compensation of any director, officer, key employee or consultant;

3.13.12. increased the compensation of any employee (except for increases in the ordinary course of business consistent with past practice) or hired any new employee who is expected to receive annualized compensation of at least $15,000;

3.13.13. made any payments to or loaned any money to any employee, officer, director or stockholder;

3.13.14. formed or acquired or disposed of any interest in any corporation, partnership, joint venture or other entity;

3.13.15. redeemed, purchased or otherwise acquired, or sold, granted or otherwise disposed of, directly or indirectly, any of its capital stock or securities or any rights to acquire such capital stock or securities, or agreed to change the terms and conditions of any such capital stock, securities or rights;

3.13.16. entered into any agreement providing for total payments by them in excess of $10,000 in any 12 month period with any person or group, or modified or amended in any material respect the terms of any such existing agreement, except in the ordinary course of business;

3.13.17. entered into, adopted or amended any Employee Benefit Plan, except as contemplated hereby or the other agreements contemplated hereby; or

3.13.18. entered into any other commitment or transaction or experienced any other event that would materially interfere with its performance under this Agreement or any other agreements or document executed or to be executed pursuant to this Agreement, or otherwise has, individually or in the aggregate, resulted in a Material Adverse Effect.

Section 3.14. Title; Leased Assets.

3.14.1. SSC Stock and IFD Stock. Except as required by French law and set forth on the Seller's Disclosure Schedules, Inso directly owns the SSC Stock and indirectly, through its subsidiary Inso France SARL, owns the IFD Stock free, clear and unencumbered by any pledge, lien, security interest or other third party interest whatsoever and has the unrestricted right and ability to transfer the SSC Stock and to cause the transfer of the IFD Stock free of any such restriction or encumbrance whatsoever.

3.14.2. Subsidiary Stock. Each of SSC and IFD own 100% of the capital stock or equity securities of any and all entities they purport to own as subsidiaries.

3.14.3. Real Property. Neither SSC, IFD nor any of their respective subsidiaries or other owned business entities owns any interest (other than leasehold interests described in Seller's Disclosure Schedules) in real property. The leased real property described in Seller's Disclosure Schedules constitutes the only real property necessary for the conduct of Seller's PDM business.

3.14.4. Personal Property. SSC, IFD and/or their respective subsidiaries or other owned business entities have good, valid and marketable title to all the personal property owned by them, all of which is reflected, to the extent required in accordance with GAAP, on the October 31 Balance Sheet (collectively, the "Personal Property"). Seller and its subsidiaries have good, valid and marketable title to the Ancillary Assets, if any. The Personal Property, the Ancillary Assets, and any personal property leased by SSC, IFD and any of their respective subsidiaries or other owned business entities constitute the only personal property necessary for the conduct of Seller's PDM business. On the Closing Date, SSC's, IFD's and/or any of their respective subsidiaries' or other owned business entities' interests in the Personal Property, and Seller's interest in any Ancillary Assets, shall be free and clear of all security interests, liens, claims and encumbrances, other than statutory liens arising in the ordinary course of business or other liens that do not materially detract from the value or interfere with the use of such properties or assets.

3.14.5. Leases. Seller's Disclosure Schedules set forth a list and brief description of (i) all leases of real property and (ii) leases of personal property involving rental payments within any 12 month period in excess of $10,000, in either case to which any of SSC, IFD and/or any of their respective subsidiaries or other owned business entities is a party, either as lessor or lessee. All such leases are valid and enforceable in accordance with their respective terms except as may be limited by applicable bankruptcy, insolvency or similar laws affecting creditors' rights generally or the availability of equitable remedies.

Section 3.15. Commitments.

3.15.1. Commitments; Defaults. Any of the following to which SSC, IFD or their respective subsidiaries or other owned business entities is a party or is bound by, or which any of the shares of capital stock of SSC, IFD or their respective subsidiaries or other owned business entities are subject to, or by which the assets or the business of SSC, IFD or any of their respective subsidiaries or other owned business entities are bound, whether or not in writing, are listed in Seller's Disclosure Schedules (collectively "Commitments"):

3.15.1.1. any partnership or joint venture agreement;

3.15.1.2. any guaranty or suretyship, indemnification or contribution agreement or performance bond;

3.15.1.3. any debt instrument, loan agreement or other obligation relating to indebtedness for borrowed money or money lent or to be lent to another;

3.15.1.4. any contract to purchase real property;

3.15.1.5. any agreement with dealers or sales or commission agents, public relations or advertising agencies, accountants or attorneys (other than in connection with this Agreement and the transactions contemplated hereby) involving total payments within any 12 month period in excess of $10,000 and which is not terminable on 30 days' notice or without penalty;

3.15.1.6. any agreement relating to any material matter or transaction in which an interest is held by a person or entity that is an Affiliate of Seller;

3.15.1.7. any agreement for the acquisition of services, supplies, equipment, inventory, fixtures or other property involving more than $10,000 individually or $50,000 in the aggregate;

3.15.1.8. any powers of attorney;

3.15.1.9. any contracts containing noncompetition covenants;

3.15.1.10. any agreement providing for the purchase from a supplier of all or substantially all of the requirements of SSC, IFD or any of their respective subsidiaries or other owned business entities of a particular product or service; or

3.15.1.11. any other agreement or commitment not made in the ordinary course of business or that is material to the business, operations, condition (financial or otherwise) or results of operations of SSC, IFD or any of their respective subsidiaries or other owned business entities.

True, correct and complete copies of all written Commitments, and true, correct and complete written descriptions of all oral Commitments, have heretofore been delivered or made available to SDRC. Except as set forth on the Seller's Disclosure Schedules, (i) there are no existing or asserted defaults, events of default or events, occurrences, acts or omissions that, with the giving of notice or lapse of time or both, would constitute defaults by SSC, IFD or any of their respective subsidiaries or other owned business entities or, to Seller's knowledge, any other party to a Commitment, and no penalties have been incurred nor are amendments pending with respect to the Commitments, and (ii) the Commitments are in full force and effect and are valid and enforceable obligations of SSC, IFD or any of their respective subsidiaries or other owned business entities and, to Sellers's knowledge, the other parties thereto, in accordance with their respective terms, and no defenses, off-sets or counterclaims have been asserted or, to Sellers's knowledge, may be made by any party thereto (other than SSC, IFD or any of their respective subsidiaries or other owned business entities, as the case may be), nor have any of them waived any rights thereunder.

3.15.2. No Cancellation or Termination of Commitment. Except as set forth on the Seller's Disclosure Schedules, no notice of any plan or intention of any other party to any Commitment to exercise any right to cancel or terminate any Commitment has been received. Except as set forth on the Seller's Disclosure Schedules, no customer of Seller's PDM Business has notified Inso, SSC, IFD or any of their respective subsidiaries or other owned business entities that such customer intends to terminate or discontinue use of any Sherpa licenses or related maintenance services.

Section 3.16. Insurance. Seller's Disclosure Schedules set forth a list of all claims under any Insurance Policy in excess of $10,000 per occurrence filed during the one year prior to the date of this Agreement.

Section 3.17. Intellectual Property.

3.17.1. Seller's Disclosure Schedules contain a complete and accurate list of (i) all Copyrights, Patents and Trademarks, each as defined herein, used in or related to Seller's PDM Business, (ii) all third-party owned software incorporated into any product which is part of Seller's PDM Business, and (iii) all software products marketed or otherwise distributed by SSC within the three year period prior to the date of this Agreement, with the source or method of intellectual property protection utilized or relied upon by SSC with respect to each such product set forth thereon. Either SSC, IFD or one of their respective subsidiaries or other owned business entities, or Inso with respect to Ancillary Assets, owns all right, title and interest in and to all Intellectual Property (as defined herein) owned by it, and holds valid licenses for all third-party owned Intellectual Property used by it, each as may be necessary for the conduct of Seller's PDM Business.

3.17.2. Neither Inso, SSC, IFD or any of their respective subsidiaries or other owned business entities, as the case may be, has as of and since the date upon which it acquired rights in or to any Intellectual Property, except in the ordinary course of business in connection with the distribution of PDM products directly or indirectly to end users, (i) transferred, conveyed, sold, assigned, pledged, mortgaged or granted a security interest in any such Intellectual Property to any third party, (ii) entered into any license, franchise or other agreement with respect to any such Intellectual Property with any third person, or (iii) otherwise encumbered any such Intellectual Property.

3.17.3. Seller's PDM Business as currently conducted does not in any way conflict with, misappropriate or infringe on, any intellectual property right of any third party that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect on Seller's PDM Business. There are no claims, suits, actions or proceedings pending or, to the knowledge of Seller, threatened against any of Seller, SSC, IFD or any of their respective subsidiaries or other owned business entities (i) alleging that the use or license of any Intellectual Property conflicts or infringes in any way with any third party's intellectual property rights, (ii) challenging their ownership of or right to use any Intellectual Property owned or used by them, or (iii) challenging the validity of any of the Intellectual Property. There are no conflicts, misappropriations, infringements or other violations by any third party of any of the Intellectual Property owned by, used by or licensed by or to any of Seller, SSC, IFD or any of their respective subsidiaries or other owned business entities.

3.17.4. Each Copyright, Patent and Trademark listed in Seller's Disclosure Schedules is valid, subsisting and in proper form, and has been duly maintained, including the submission of all necessary filings in accordance with the legal and administrative requirements of the appropriate jurisdictions, and no Copyright, Patent or Trademark has lapsed, nor has there been any cancellation or abandonment thereof. All of the proper precautions to maintain the secrecy of the Intellectual Property that constitutes Trade Secrets, and to protect such Trade Secrets from disclosure to the full extent required under applicable law have been taken, and there have been no failures in complying with such requirements.

3.17.5. Neither Seller, SSC, IFD any of their respective subsidiaries or other owned business entities, nor any other person has granted any release, covenant not to sue, or non-assertion assurance or entered into any indemnification or settlement agreement with any person with respect to any part of the Intellectual Property or any licenses associated with the Intellectual Property, except for indemnifications given in the ordinary course of business, customary in the PDM Business generally.

Section 3.18. Year 2000 Problem. Except as set forth in Seller's Disclosure Schedules, Seller has reviewed (i) each of the software products marketed or distributed as part of Seller's PDM Business, and (ii) all computer applications used in the business and operations of Seller's PDM Business, that could be adversely affected by an inability to recognize and perform properly date sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem"). The Year 2000 Problem will not result in any Material Adverse Effect on Seller's PDM Business, or affect the performance of any product sold through or by Seller's PDM Business or used by Seller's PDM Business in any manner which could reasonably be expected to result in a Material Adverse Effect on Seller's PDM Business.

Section 3.19. Taxes.

3.19.1. Filing of Tax Returns. Except as set forth in Seller's Disclosure Schedules, SSC, IFD and each of their respective subsidiaries or other owned business entities has duly and timely filed (in accordance with any extensions duly granted by the appropriate governmental agency, if applicable) with the appropriate governmental agencies all Tax Returns and reports required to be filed by the United States or any state or any political subdivision thereof or any foreign jurisdiction. All such Tax Returns or reports are complete and accurate in all material respects and properly reflect the taxes of the respective entities for the periods covered thereby. True and correct copies of such Tax Returns for the past five taxable years have either heretofore been delivered to SDRC or will be included with the assets of SSC, IFD and their respective applicable subsidiaries.

3.19.2. Payment of Taxes. Except for such items as may be subject to good faith disputes in proceedings in compliance with applicable law, each of which is described in Seller's Disclosure Schedules, (i) each of SSC, IFD and their respective subsidiaries or other owned business entities has paid all taxes, penalties, assessments and interest that have become due with respect to any Tax Returns that it has filed and (ii) none of SSC, IFD or any of their respective subsidiaries or other owned business entities is delinquent in the payment of any tax, assessment or governmental charge.

3.19.3. No Pending Deficiencies, Delinquencies, Assessments or Audits. None of SSC, IFD or any of their respective subsidiaries or other owned business entities has received any notice that any tax deficiency or delinquency has been asserted against it. There is no taxing authority audit of any of them pending or, to Seller's knowledge, threatened, and the results of any completed audits are properly reflected in the Financial Statements. To Seller's knowledge, no such entity has violated any federal, state, local or foreign tax law, except where failure to so comply would not, individually or in the aggregate, have a Material Adverse Effect.

3.19.4. No Extension of Limitation Period. None of SSC, IFD or any of their respective subsidiaries or other owned business entities has granted an extension to any taxing authority of the limitation period during which any tax liability may be assessed or collected.

3.19.5. Withholding Requirements Satisfied. All monies required to be withheld by SSC, IFD or any of their respective subsidiaries or other owned business entities and paid by them to governmental agencies for all income, social security, unemployment insurance, sales, excise, use, and other taxes have been collected or withheld and paid to the respective governmental agencies.

3.19.6. Tax Exempt Entity. None of the assets of SSC, IFD or any of their respective subsidiaries or other owned business entities, and none of the Ancillary Assets, are subject to a lease to a "tax exempt entity" as such term is defined in Section 168(h)(2) of the Internal Revenue Code.

3.19.7.Collapsible Corporation. Neither SSC, IFD nor any of their respective subsidiaries or other owned business entities has at any time consented, and Inso will not permit them to elect, to have the provisions of Section 341(f)(2) of the Internal Revenue Code apply to it.

3.19.8. Boycotts. None of SSC, IFD or any of their respective subsidiaries or other owned business entities has at any time participated in or cooperated with any international boycott as defined in Section 999 of the Internal Revenue Code.

Section 3.20. Compliance with Laws. Each of SSC, IFD and all of their respective subsidiaries or other owned business entities has complied with all applicable laws, and regulations and has filed with the proper authorities all necessary statements and reports except where the failure to so comply or file would not, individually or in the aggregate, result in a Material Adverse Effect. There are no existing violations by any of them of any federal, state or local law or regulation that could reasonably be expected to, individually or in the aggregate, result in a Material Adverse Effect. Each of SSC, IFD and all of their respective subsidiaries or other owned business entities possesses all necessary licenses, franchises, permits and governmental authorizations for the conduct of Seller's PDM Business as now conducted, all of which are listed (with expiration dates, if applicable) in the Seller's Disclosure Schedules. The transactions contemplated by this Agreement will not result in a default under or a breach or violation of, or adversely affect the rights and benefits afforded by any such licenses, franchises, permits or government authorizations, except for any such default, breach or violation that would not, individually or in the aggregate, have a Material Adverse Effect. Since January 1, 1997, none of SSC, IFD or any of their respective subsidiaries or other owned business entities has received any notice from any federal, state or other governmental authority or agency having jurisdiction over its properties or activities, or any insurance or inspection body, that its operations or any of its properties, facilities, equipment, or business practices fail to comply with any applicable law, ordinance, regulation, building or zoning law, or requirement of any public or quasi-public authority or body, except where failure to so comply would not, individually or in the aggregate, have a Material Adverse Effect.

Section 3.21. Finder's Fee. Seller has not incurred any obligation for any finder's, broker's or agent's fee in connection with the transactions contemplated hereby.

Section 3.22. Litigation. Except as set forth on the Seller's Disclosure Schedules, there are no legal actions or administrative proceedings or investigations instituted or, to Seller's knowledge, threatened against SSC, IFD and all of their respective subsidiaries or other owned business entities, either affecting or that could affect the outstanding shares of capital stock of SSC, IFD or any of their respective subsidiaries or other owned business entities, any of the assets of such entities or the Ancillary Assets, or the operation, business, condition (financial or otherwise), or results of operations of any aspect of Seller's PDM Business which (i) if, successful, could, individually or in the aggregate, have a Material Adverse Effect or (ii) could adversely affect the ability of Seller to effect the transactions contemplated hereby. Neither SSC, IFD nor any of their respective subsidiaries or other owned business entities is (a) subject to any continuing court or administrative order, judgment, writ, injunction or decree applicable specifically to any aspect of Seller's PDM Business or (b) in default with respect to any such order, judgment, writ, injunction or decree. Seller has no knowledge of any valid basis for any such action, proceeding or investigation. All claims made or, to Seller's knowledge, threatened against each of SSC, IFD and/or any of their respective subsidiaries or other owned business entities in excess of its deductible are covered under its Insurance Policies.

Section 3.23. Condition of Fixed Assets. All of the structures and equipment reflected in the Financial Statements and used in Seller's PDM Business are in good condition and repair, subject to normal wear and tear, and Seller has no actual knowledge of any latent defects therein.

Section 3.24. Banking Relations. Set forth in Seller's Disclosure Schedules is a complete and accurate list of all borrowing and investing arrangements or other banking relationships that SSC, IFD or any of their respective subsidiaries or other owned business entities has with any bank or other financial institution, indicating with respect to each relationship the type of arrangement maintained (such as checking account, borrowing arrangements, safe deposit box, etc.) and the person or persons authorized in respect thereof.

Section 3.25. Ownership Interests of Interested Persons; Affiliations. To Seller's knowledge, no officer, supervisory employee or director of Seller or any of its Affiliates, or their respective spouses, children or Affiliates, owns directly or indirectly, on an individual or joint basis, any interest in, has a compensation or other financial arrangement with, or serves as an officer or director of, any customer or supplier of Seller's PDM Business, except as a holder of less than 1% of the outstanding shares of any entity with securities listed on any national securities exchange or which have been registered under Section 12(g) of the Securities Exchange Act of 1934.

Section 3.26. Environmental Matters. None of SSC, IFD or any of their respective subsidiaries or other owned business entities, nor any of their assets or any of the Ancillary Assets are currently in violation of, or subject to any existing, pending or, to Seller's knowledge, threatened, investigation or inquiry by any governmental authority or to any remedial obligations under, any Environmental Laws.

Section 3.27. Certain Payments. Neither Inso, SSC, IFD or any of their respective subsidiaries or other owned business entities nor any director, officer or employee thereof acting for or on behalf of any of them or Seller's PDM Business, has paid or caused to be paid, directly or indirectly, in connection with Seller's PDM Business:

3.27.1. to any government or agency thereof or any agent of any supplier or customer any bribe, kick-back or other similar payment; or

3.27.2. any contribution to any political party or candidate (other than from personal funds of directors, officers or employees not reimbursed by their respective employers or as otherwise permitted by applicable law).

Section 3.28. International Business Matters.

3.28.1. Each of SSC, IFD and their respective subsidiaries or other owned business entities has complied in all respects with all laws, regulations and ordinances of the foreign jurisdictions in which they do business or propose to do business.

3.28.2. All contracts and agreements between each of SSC, IFD and their respective subsidiaries or other owned business entities and any foreign parties are, to the extent required, duly registered with or approved by the appropriate regulatory authority in each foreign jurisdiction in which they do business or propose to do business.

3.28.3. None of SSC, IFD or any of their respective subsidiaries or other owned business entities has violated any foreign law, regulation or ordinance or any U.S. laws pertaining to business with foreign jurisdiction, including without limitation the United States Foreign Corrupt Practices Act, and there are no claims or litigation in any foreign jurisdictions pending or threatened against any of them.

3.28.4. The international sales of Seller's PDM Business are conducted in full compliance with all applicable export laws and regulations, and Seller has provided SDRC with all documents, records or other evidence related to the classification of the software sold by Seller's PDM Business under applicable United States export laws and regulations.

3.28.5. Each of SSC, IFD and their respective subsidiaries or other owned business entities is current on all material payments due to foreign distributors.

3.28.6. All revenues resulting from sales made in foreign jurisdictions by SSC, IFD and their respective subsidiaries or other owned business entities are reported on the Financial Statements in accordance with United States generally accepted accounting principles, consistently applied.

3.28.7. Seller does not know of any restrictions imposed by foreign governments or governmental agencies on the ability to terminate any distribution agreements or other agreements with foreign entities selling products of Seller's PDM Business.

Section 3.29. Maintenance and Enhancement Obligations. Except as set forth in Seller's Disclosure Schedules, neither Inso, SSC, IFD nor any of their respective subsidiaries or other owned business entities has in any manner committed, or is in any way subject to any commitment or obligation, to provide special enhancements, releases (including but not limited to SherpaWorks 3i) or updates to any of the software products of Seller's PDM Business for particular customers or to provide special or increased maintenance obligations or any other services or additional products of any kind to any of its customers. There are no obligations to provide maintenance, service or support to any of the existing products of Seller's PDM Business besides those obligations pursuant to Seller's standard written maintenance or service terms. All of Seller's outstanding standard maintenance or service agreements are also listed in Seller's Disclosure Schedules.

Section 3.30. Material Contracts. Seller's Disclosure Schedules contain a complete and accurate list of any and all contracts of the following types that have been entered into by SSC, IFD or any of their respective subsidiaries or other owned business entities and are executory as of the date of this Agreement:

3.30.1. Any and all contracts under which any of them is authorized to distribute or resell products owned or maintained by any third party;

3.30.2. Any and all contracts under which any third party is authorized to distribute, resell or represent any products of Seller's PDM Business;

3.30.3. Any and all contracts providing for the escrow of software, including source code, that is proprietary to Seller's PDM Business.

Seller further represents and warrants that a true and correct copy of each such contract has been provided to SDRC.

Section 3.31. Product Warranty. No product manufactured, sold, leased, licensed or delivered by SSC, IFD or any of their respective subsidiaries or other owned business entities is subject to any guaranty, warranty, right of return or other indemnity beyond the applicable standard terms and conditions of sale or lease, which are set forth in Seller's Disclosure Schedules, which could reasonably be expected to have a Material Adverse Effect on PDM Business. Seller's Disclosure Schedules set forth the aggregate expenses incurred by SSC, IFD or any of their respective subsidiaries or other owned business entities in fulfilling their obligations under their guaranty, warranty, right of return and indemnity provisions during fiscal year 1999.

Section 3.32. Full Disclosure. No representation or warranty made by Seller in this Agreement or any Schedule or Exhibit hereto and no statement or certificate or memorandum furnished or to be furnished by Seller pursuant hereto or in connection with the transactions covered hereby contains or will contain any untrue statement of a material fact, or omit to state any material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading.

Section 3.33. Approvals of Third Parties. Seller has secured all necessary approvals and consents of third parties to the consummation of the transactions contemplated hereby, including, without limitation, all necessary approvals and consents required under any real property and personal property leases. Seller has obtained all necessary government approvals and consents.

Section 3.34. Eliminate Intercompany Debts. Seller has eliminated all intercompany payables (whether or not appearing on the October 31 Balance Sheet) in a manner which shall (i) preserve at least $2.5 million of net operating loss carry forwards within SSC as contemplated in Section 6.14 below, and (ii) not cause any adverse taxable effect to SSC or to SDRC (except as may reduce SSC's net operating loss carryforwards to no less than $2.5 million).

Section 3.35. Net Operating Losses. The allocation of net operating losses provided for in Section 6.14 below will not adversely affect SDRC's ability to utilize the net operating losses allocated to SSC as contemplated in Section 3.34 above; provided, however, that Inso makes no representation or warranty that SDRC will in fact be able to utilize any such net operating losses allocated to SSC.

ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF SDRC

SDRC represents and warrants to Seller that the following are true and correct as of the date hereof:

Section 4.1. Corporate Power and Authorization. The Board of Directors of SDRC, by resolution adopted by a vote of the directors at a meeting duly called and held in accordance with applicable law, has duly approved this Agreement, all in accordance with and as required by law and in accordance with the Articles of Incorporation and Code of Regulations of SDRC. The execution, delivery and performance by SDRC of this Agreement and the other agreements contemplated hereby, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by SDRC. This Agreement has been duly executed and delivered by SDRC and constitutes the legal, valid and binding obligation of SDRC enforceable against SDRC in accordance with its terms, except as may be limited by applicable bankruptcy, insolvency or similar laws affecting creditors' rights generally or the availability of equitable remedies.

Section 4.2. No Violation. Neither the execution, delivery or performance of this Agreement or the other agreements contemplated hereby nor the consummation of the transactions contemplated hereby or thereby will (a) conflict with, or result in a violation or breach of the terms, conditions or provisions of, or constitute a default under, the Articles of Incorporation or Code of Regulations of SDRC, (b) conflict with, or result in a violation or breach of the terms, conditions or provisions of, or constitute a default under, any agreement, indenture, right of first refusal, non-competition agreement or other instrument under which SDRC is bound or to which any of the assets of SDRC are subject, or result in the creation or imposition of any security interest, lien, charge or encumbrance upon any of the assets of SDRC or (c) violate or conflict with any judgment, decree, order, statute, rule or regulation of any court or any public, governmental or regulatory agency or body.

Section 4.3. Governmental Authorities; Third Party Consents. SDRC is not required to submit any notice, report or other filing with any governmental authority in connection with the execution or delivery by it of this Agreement or the consummation of the transactions contemplated hereby or thereby, and no approval or authorization of any governmental or regulatory authority or any other party or person is required to be obtained by SDRC in connection with its execution, delivery and performance of this Agreement or the transactions contemplated hereby or thereby.

Section 4.4. Full Disclosure. No representation or warranty made by SDRC in this Agreement or any exhibit hereto and no statement or certificate or memorandum furnished or to be furnished by SDRC pursuant hereto or in connection with the transactions covered hereby contains or will contain any untrue statement of a material fact, or omit to state any material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading.

Section 4.5. Finder's Fee. SDRC has not incurred any obligation for any finder's, broker's or agent's fee in connection with the transactions contemplated hereby.

Section 4.6. Financial Statements. SDRC's financial statements, as filed with the Securities and Exchange Commission from time to time pursuant to SDRC's quarterly and annual reporting requirements, have been prepared in accordance with GAAP and fairly present the financial condition of SDRC.

Section 4.7. Approvals of Third Parties. SDRC secured all necessary approvals and consents of third parties to the consummation of the transactions contemplated hereby.

ARTICLE V

CLOSING DELIVERIES

Section 5.1. Deliveries of Seller. At or prior to the Closing Date, Seller shall deliver to SDRC, the following, all of which shall be in a form satisfactory to SDRC and its counsel:

5.1.1. a certificate of the President or any Vice President of Inso, dated the Closing Date, to the knowledge of such officer, as to the truth and correctness in all material respects of the representations and warranties of Inso contained herein on and as of the Closing Date;

5.1.2. a certificate of the President or any Vice President of Inso, dated the Closing Date, (i) as to the performance of and compliance in all material respects by Inso with all covenants contained herein to the knowledge of such officer on and as of the Closing Date, and (ii) certifying that all conditions precedent of Inso to the Closing have been satisfied to the knowledge of such officer;

5.1.3. the minute books, stock transfer records, corporate seal and other materials related to the corporate administration of SSC, IFD and all of their respective subsidiaries and other owned business entities, except for any such documentation that remains in place at the premises of the respective entities;

5.1.4. each of the certificates and instruments as to corporate status set forth on Exhibit 5.1.4 appended hereto;

5.1.5. a copy of each of (i) the text of the resolutions adopted by the board of directors of Seller authorizing the execution, delivery and performance of this Agreement, and (ii) to the extent they exist, the bylaws of each of SSC, IFD and their respective subsidiaries or other owned business entities; along with certificates executed by appropriate corporate officers certifying to SDRC that such copies are true, correct and complete copies of such resolutions and bylaws, respectively, and that such resolutions and bylaws were duly adopted and have not been amended or rescinded;

5.1.6. incumbency certificates executed on behalf of Seller by its corporate secretary certifying the signature and office of each officer executing this Agreement;

5.1.7. an opinion of Nutter, McClennen & Fish, LLP, counsel to Seller, dated as of the Closing Date, in form and substance reasonably satisfactory to SDRC;

5.1.8. all necessary authorizations, consents, approvals, permits and licenses;

5.1.9. the resignations of the directors and officers of SSC, IFD and each of the respective subsidiaries or other owned business entities as requested by SDRC;

5.1.10. the Closing Date Balance Sheet of Seller's PDM Business specified in Section 2.4 above, duly certified by Seller's Chief Financial Officer;

5.1.11. stock certificates for all outstanding shares of SSC capital stock, duly endorsed for transfer to Purchaser, free and clear of any restrictions, liens, pledges or other encumbrances, together with evidence of the transfer of ownership to SDRC of the capital stock of IFD, to the reasonable satisfaction of SDRC's French counsel;

5.1.12. such bills of sale, assignment agreements or other instruments as may be necessary to properly convey any Ancillary Assets to SDRC;

5.1.13. a list of all potential purchasers of Seller's PDM Business other than SDRC who were given any Confidential Information regarding Seller's PDM Business, a description of the Confidential Information supplied to them, copies of the confidentiality agreements they entered into in connection therewith, and an instrument assigning to SDRC the right to enforce such confidentiality agreements to the extent assignable; and

5.1.14. such other instruments or documents as SDRC or its counsel shall reasonably request to carry out and effect the purpose and intent of this Agreement.

Section 5.2. Deliveries of SDRC. At or prior to the Closing Date, SDRC shall deliver to Seller, the following, all of which shall be in a form satisfactory to Seller and its counsel:

5.2.1. a certificate of an officer of SDRC dated the Closing Date as to the truth and correctness in all material respects of the representations and warranties of SDRC contained herein on and as of the Closing Date;

5.2.2. a certificate of an officer of SDRC dated the Closing Date, (i) as to the performance and compliance by SDRC with all covenants contained herein on and as of the Closing Date and (ii) certifying that all conditions precedent of SDRC to the Closing have been satisfied;

5.2.3. a copy of the text of the resolutions adopted by the board of directors of SDRC authorizing the execution, delivery and performance of this Agreement and the consummation of all of the transactions contemplated by this Agreement duly certified by SDRC's corporate secretary;

5.2.4. incumbency certificates executed on behalf of SDRC by its corporate secretary certifying the signature and office of each officer executing this Agreement;

5.2.5. the Closing Payment, by wire transfer;

5.2.6. an opinion of Dinsmore & Shohl, LLP, counsel to SDRC as to the due authorization and enforceability of this Agreement, dated as of the Closing Date, in form and substance reasonably satisfactory to Inso; and

5.2.7. such other instruments or documents as Seller and its counsel may reasonably request to carry out the purpose and intent of this Agreement.

ARTICLE VI

POST CLOSING MATTERS

Section 6.1. Further Instruments of Transfer. Following the Closing, at the request of SDRC and at SDRC's sole cost and expense, Seller shall deliver any further instruments of transfer and take all reasonable action as may be necessary or appropriate to carry out the purpose and intent of this Agreement.

Section 6.2. Conduct of Business. Notwithstanding Inso's right to participate in license and maintenance revenue after the Closing by means of the Anniversary Payment, Inso shall have no control over the conduct of Seller's PDM Business after the Closing. SDRC shall, however, operate the business in good faith with respect to the maintenance revenue stream of Seller's PDM Business during the one year following the Closing.

Section 6.3. Future Sale of Info Server. SDRC shall not sell or transfer the Info Server business unit which is included in Seller's PDM Business to any third party other than Digital Paper, Inc. for a period of 24 months following the Closing; provided, however, that as a condition to any sale or transfer of the Info Server business unit, assets or intellectual property to Digital Paper, Inc., Buyer shall include a covenant, of which Inso shall be an express third party beneficiary, prohibiting any further sale or transfer of such Info Server business unit, assets or intellectual property until the expiration of such 24-month period.

Section 6.4. Assigned Confidentiality Agreements. To the extent the confidentiality agreements referred to in Section 5.1.13 cannot be assigned to SDRC, Inso hereby agrees that at the request of SDRC, Inso will enforce such agreements against any alleged violators thereof, such enforcement to include the prosecution of appropriate litigation, provided that SDRC shall reimburse Inso for any and all costs or expenses incurred by it to effect such enforcement.

Section 6.5. Tax Returns and Audits.

6.5.1. Seller shall cause to be prepared and timely filed all tax returns of any kind required to be filed by or on behalf of the SSC, IFD and all of their respective subsidiaries and other owned business entities that relate to taxable periods ending on or before the Closing Date. Such returns will be prepared in a manner consistent with past practice, Seller shall deliver the originals of those returns to SDRC, which shall promptly cause each of the returns to be signed by an appropriate officer of each entity. SDRC shall then cause the signed returns to be returned to Seller within an appropriate amount of time so as to permit the timely filing of such returns by Seller.

6.5.2. SDRC shall cause to be prepared and timely filed all Tax Returns of SSC, IFD and their respective subsidiaries or other owned business entities that relate to periods after the Closing Date and SDRC will be responsible for the payment of any taxes due with respect to these returns.

6.5.3. The current tax years of SSC, IFD and their respective subsidiaries or other owned business entities shall end on the Closing Date, and their books will be closed and tax returns prepared based on such Closing Date.

6.5.4. Seller shall at its expense have the right to control with respect to SSC, IFD and their respective subsidiaries or other owned business entities any tax audit and any administrative or court proceeding concerning taxes (including penalties and interest) or tax returns for which Seller could be held solely liable under Article VII hereof, and Seller shall have the exclusive right to concede, compromise or contest any assessment or assertion of liability with respect to any such taxes and any adjustments with respect to such returns.

6.5.5. SDRC shall at its expense have the right to control with respect to SSC, IFD and their respective subsidiaries or other owned business entities any tax audit and any administrative or court proceeding concerning taxes or tax returns not covered by Section 6.5.4 for which SDRC bears sole responsibility and to concede, compromise or contest any assessment or assertion of liability with respect to any such taxes.

6.5.6. With respect to any tax audit and any administrative or court proceeding regarding SSC, IFD and their respective subsidiaries or other owned business entities which may result in liability for taxes (including penalties and interest) to both Seller and SDRC, Seller and SDRC both shall have the right to participate in such audit or administrative or court proceeding at their own expense and neither Seller nor SDRC shall have the right to concede, compromise or settle any such audit or proceeding without the prior written consent of the other.

6.5.7. Seller, on the one hand, and SDRC, on the other hand, shall provide reasonable cooperation to each other in connection with (i) the preparation of and filing of any Tax Return, tax election, tax consent or certification, or any claim for refund, (ii) any determination of liability for taxes, and (iii) any audit, examination or other proceeding in respect of taxes of SSC, IFD and their respective subsidiaries or other owned business entities. Such cooperation shall include (i) making available, on a reasonable basis, employees of Seller, (ii) promptly forwarding all correspondence and other documents received from taxing authorities with respect to a matter to the party assigned in Section 6.5.4 or 6.5.5 hereof to control such matter, (iii) executing powers of attorney and other authorizing documents with respect to a matter so as to permit the party assigned in Section 10.6.4 or 10.6.5 to control such matter, and (iv) providing access to records and other information in the possession or under the control of the party. The parties will preserve all information, records or documents relating to the liability for taxes of SSC, IFD and their respective subsidiaries or other owned business entities until the expiration of any applicable statute of limitations or extensions thereof.

Section 6.6. Nonsolicitation of Employees.

6.6.1. During the two year period following the Closing Date, Inso shall not offer employment to any employees of Seller's PDM Business who continue to be employed therein after the Closing Date, or in any other way solicit, facilitate or encourage any such employees to leave their employment with Seller's PDM Business or its successor-in-interest.

6.6.2. During the two year period following the Closing Date, SDRC shall not offer employment to any employees of the Seller involved in the negotiation or consummation of the transactions contemplated by this Agreement and who continue to be employed by Seller after the Closing Date, or in any other way solicit, facilitate or encourage any such employees to leave their employment with the Seller or its successor-in-interest.

Section 6.7. Noncompetition. During the two year period following the Closing Date, Seller shall not, directly or indirectly, enter into the PDM Business or otherwise compete with SDRC, or any subsidiary of SDRC, in connection with the Seller's PDM Business as presently conducted.

Section 6.8. Effect of Seller's Disputes Regarding SSC. Seller shall continue to have all obligations arising out of or associated with its original acquisition of the Seller's PDM Business, none of which have been assigned to or assumed by SDRC, including but not limited to any costs incurred (except to the extent of certain payments to current and former SSC and IFD employees reflected on the October 31 Balance Sheet and to be reflected on the Closing Date Balance Sheet) or recovery obtained relating to the Shareholder Claims (as defined below).

Section 6.9. Termination of Employees. On or prior to April 30, 2000, SDRC shall initiate the process to terminate or cause the termination of the employment of any employee of Seller's PDM Business identified by SDRC as an employee not to be retained by SDRC after the Closing Date. SDRC and Seller shall allocate the aggregate out of pocket severance costs incurred by SDRC in effecting such termination as follows:

6.9.1. Seller shall first be responsible for severance costs in an aggregate amount equal to (i) the entire cost of severance of the employees identified in Exhibit 6.9.1 plus (ii) the Established Severance Cost per terminated employee (excluding the employees named in item (i) above) multiplied by the lesser of 12.5 or one-half the number of employees terminated, provided however, that the terminations of these employees are initiated on or before March 31, 2000. SDRC agrees that the severance of the individuals listed in Exhibit 6.9.1 will be in accordance with Established Severance Policies. Seller shall be responsible for any payment required by an enforceable agreement or by applicable law to a terminated employee in excess of the Established Severance Cost for that employee. On or before April 30, 2000, SDRC shall determine the aggregate severance costs to be allocated to Seller pursuant to this Section and submit an invoice for such amount to Seller. Seller shall remit such amount to SDRC within 30 days of receipt of the invoice from SDRC.

6.9.2. Purchaser shall be responsible for all Established Severance Costs in excess of the total costs to be borne by Seller under Section 6.9.1. The Purchaser shall not be responsible for any severance costs or any portion of any severance costs that exceed the Established Severance Costs to the extent required by an enforceable agreement or by applicable law.

6.9.3. For purposes of this Section 6.9, Established Severance Costs shall refer only to those payments to be made to an employee pursuant to an applicable Established Severance Policy in connection with the involuntarily termination without cause of such employee ("Established Severance Costs").

6.9.4. For purposes of this Section 6.9, (i) the value of any Inso stock options held by terminated employees and (ii) any stay bonuses or other retention amounts payable to employees of Seller's PDM Business which are not reflected on the October 31 Balance Sheet shall be disregarded and shall be solely at Inso's cost.

Section 6.10. Retention Bonuses. SDRC may pay a bonus or otherwise give consideration to an employee of the Seller's PDM Business for the purpose of securing that employee's continued employment with the Seller's PDM Business (a "Retention Bonus"). To the extent SDRC pays any Retention Bonus prior to March 31, 2001, Seller shall reimburse SDRC in an amount equal to one-half of any such Retention Bonus up to a maximum aggregate amount of $250,000. Seller shall make such reimbursement in the form of a reduction of the Anniversary Payment to the extent the Anniversary Payment is sufficient to satisfy the Seller's obligation or any part of the Seller's obligation pursuant to this Section 6.10. Seller shall have no obligation to reimburse SDRC pursuant to this section for any amount that cannot be satisfied by a reduction of the Anniversary Payment.

Section 6.11. Accounts Receivable. Seller hereby guarantees the collection of all accounts receivable net of amounts reserved for doubtful accounts reflected on the Closing Date Balance Sheet (the "Accounts Receivable") subject to the limitations set forth in Section 7.2 of this Agreement and solely to the extent SDRC has not sought indemnification under Article VII with respect to Section 3.10.2 of this Agreement. SDRC shall use all commercially reasonable efforts, including pursuit of legal actions, to collect all Accounts Receivable within 180 days of the date on which each Account Receivable first became due and payable. In the event SDRC, having exercised such commercially reasonable efforts, is unable to collect an Account Receivable within such 180 day period, SDRC shall submit an invoice to Seller within 30 days of the expiration of such 180 day period for the amount that was not collected. Seller shall remit such amount to SDRC within 30 days of receipt of the invoice from SDRC.

Section 6.12. Existing Claims.

6.12.1. SDRC shall assume responsibility for the settlement of all Existing Customer Claims scheduled by Seller pursuant to Section 2.3.2. SDRC shall use commercially reasonable efforts to settle each Existing Customer Claim for the lowest amount. To the extent SDRC is able to resolve or settle each Existing Customer Claim for an actual cost to SDRC that is equal to or less than the specific dollar amount of the liability allocated to each Existing Customer Claim according to Schedule 2.3.2, there shall be no adjustment to the Purchase Price. SDRC shall use its commercially reasonable efforts to settle each Existing Customer Claim for the lowest amount. If SDRC is able to resolve or settle any Existing Customer Claim for an amount less than the specific dollar amount scheduled on Schedule 2.3.2, the difference shall be set aside and used to offset any other Existing Customer Claim the ultimate resolution of which exceeds the scheduled provision. If SDRC is unable to resolve or settle any Existing Customer Claim for an amount equal to or less than the specific dollar amount of liability allocated to each Existing Customer Claim on Schedule 2.3.2, SDRC shall so notify Seller. Seller shall then use commercially reasonable efforts, acting in full cooperation with SDRC, to attempt to resolve such Existing Customer Claim, and Seller shall be liable to SDRC for the amount by which the actual cost of resolution exceeds the scheduled liability amount. SDRC shall act in good faith (i) with respect to the settlement of any Existing Customer Claim and (ii) in notifying Seller of the resolution or settlement, or the inability to reach a resolution or settlement, of any Existing Customer Claim. For purposes of this Section 6.12, to the extent the settlement of any Existing Customer Claim involves the provision by SDRC of services or additional products in-kind, such service and/or products shall be valued as agreed to by SDRC and Seller, SDRC having no obligation to undertake such services or provide such products at all or at a cost less than the published list prices thereof.

6.12.2. Other than those claims that are listed on Schedule 2.3.2, the treatment of which is provided for above in Section 6.12.1, Seller is and shall remain responsible for resolving all claims listed on Schedule 3.22 at its sole expense.

Section 6.13. European Leases. SDRC shall permit Inso personnel located in any European leased premises to continue in their current space for a period of 90 days following the Closing Date in exchange for monthly payments by Inso to SDRC equal to the monthly rental amounts for the applicable office space pursuant to the primary lease for such location and pro-rated according to the portion of the total square footage occupied by Inso personnel.

Section 6.14. Elections under the Internal Revenue Code. SDRC shall not make an election under Section 338 of the Internal Revenue Code in connection with the acquisition of SSC Stock and IFD Stock and the Ancillary Assets. The parties hereby agree to attribute the accumulated net operating losses of SSC as between SSC and Inso, pursuant to Treasury Regulation Section 1.1502-20(g)(5), such that a total of $2.5 million thereof shall be retained within SSC after the Closing and all other net operating loss carryforwards shall be reattributed to SSC's parent corporation, Inso. Exhibit 6.14 identifies by the year incurred and dollar amount exactly which net operating losses are to be allocated to SSC, and the parties shall take such further actions and execute such further instruments as may be reasonably required to give effect to such allocation.

Section 6.15. Post-Closing Audit Assistance. The parties acknowledge that Linda Davis will remain an Inso employee. Following the Closing, Inso will permit SDRC to purchase the services of Ms. Davis on a per diem basis based on her current base salary during the period ending March 31, 2000 for the purpose of assisting SDRC with the transition of SSC ownership to SDRC. The parties further acknowledge that James Dildine and Jonna Schaff will remain as SSC employees. Following the Closing, SDRC will permit Inso to purchase the services of Mr. Dildine and Ms. Schaff on a per diem basis based on their current base salaries during the period ending March 31, 2000 for the purpose of assisting Inso with the completion of its 1999 financial statements.

Section 6.16. Access to Information. SDRC acknowledges that, in connection with Seller's purchase of SSC in December, 1998, Seller is currently pursuing legal actions against the former stockholders of SSC (collectively, the "Shareholder Claims"), and in that regard Seller will require reasonable access to the books, records and other information related to the Seller's PDM Business following the Closing. SDRC agrees that it will and that it will cause its affiliates and subsidiaries to cooperate with Inso in pursuit of the Shareholder Claims and to provide Inso with reasonable access to the books, records and other information concerning the Seller's PDM Business which existed prior to the Closing. In furtherance of the foregoing, without limitation, SDRC agrees to deliver to Inso or to maintain for review and duplication by Inso all e-mail tape back-ups of the Seller's PDM Business which exist as of the date of the Closing. SDRC shall not destroy any such records for a period of at least three years after the Closing Date.

ARTICLE VII

INDEMNIFICATION

Section 7.1. Agreements to Indemnify.

7.1.1 As used in this Article VII:

(i) "Indemnified Claims" means assertions of indemnification obligations hereunder made by an Indemnified Party.

(ii) "Damages" means damages, liabilities, losses, judgments, settlements, and expenses, including, without limitation, all reasonable attorneys' fees; provided that, in no event shall "Damages" mean consequential, special or punitive damages (except where an underlying cause of action giving rise to any such Damages is fraud).

(iii) "Indemnified Party" means (a) with respect to the Seller's obligations hereunder, SDRC and each of its subsidiaries and affiliates, and (b) with respect to SDRC's obligations hereunder, the Seller and each of their subsidiaries and affiliates.

(iv) "Indemnifying Party" means (a) Seller with respect to indemnity obligations owed by Inso on and after the Closing, and (b) SDRC, with respect to indemnity obligations owed by SDRC on and after the Closing.

7.1.2 On the terms and subject to the limitations set forth in this Agreement, each Indemnifying Party shall indemnify, defend and hold each Indemnified Party harmless from, against and in respect of any and all Damages incurred by any Indemnified Party arising from or in connection with (i) any material breach of any representation, warranty or covenant made by the Indemnifying Party and not known to the Indemnified Party as of the Closing, (ii) the cost of remedying any deficiency described on Schedule 3.4 of Seller's Disclosure Schedules, or (iii) the result of any of the claims of third parties specified on Schedule 3.22 included in Seller's Disclosure Schedules to the extent any such claim is not covered by Section 6.12 of this Agreement.

Section 7.2. Limitations of Indemnity Obligations.

7.2.1 The indemnity obligations of the Indemnifying Party shall expire 90 days after the first anniversary of the Closing Date, except that indemnity obligations with respect to tax matters and with respect to claims under Sections 7.1.2 (ii) and (iii) above shall survive until the expiration of any applicable limitations period. The indemnification period provided for herein shall be tolled for a particular claim for the period beginning on the date the Indemnifying Party receives written notice of such claim until the final resolution of such claim.

7.2.2 The aggregate indemnity obligations of each of the Seller and SDRC under this Agreement shall not in any event exceed 100% of the Purchase Price.

7.2.3 An Indemnified Party shall be entitled to indemnification only if the aggregate and collective Damages for which it otherwise would be entitled to indemnification under this Agreement exceed $50,000, in which event it shall be entitled to indemnification of the full amount of Damages for which it would be entitled to indemnification under this Article VII exceeding such amount. In connection with any claim for indemnification by SDRC hereunder, the procedure set forth below shall be followed:

Section 7.3. Notice of Claim. An Indemnified Party shall promptly notify the Indemnifying Party in writing (the "Claim Notice") of any Indemnified Claim asserted by a third person that might give rise to any indemnity obligation hereunder (a "Third Party Claim"), specifying in reasonable detail the nature thereof and indicating the amount (estimated if necessary) of the Damages that have been or may be sustained by the Indemnified Party. Failure of an Indemnified Party to promptly give such notice shall not relieve the Indemnifying Party of its obligation to indemnify under this Article VII, but as a result of such failure, the Indemnifying Party shall not be liable to the Indemnified Party for the amount of actual damages caused by such failure. Together with or following such Claim Notice, the Indemnified Party shall deliver to the Indemnifying Party copies of all notices and documents received by such Indemnified Party relating to the Third Party Claim (including court papers). Notwithstanding such notice requirements, notice shall be deemed to have already been effectively given with respect to the claims referenced in Sections 6.12.1 and 6.12.2.

Section 7.4. Defense and Settlement of Third Party Claims. An Indemnifying Party shall have the right (without prejudice to the right of an Indemnified Party to participate at its own expense through counsel of its own choosing) to defend against any Third Party Claim at its expense and through counsel of its own choosing and to control such defense if it gives written notice of its intention to do so within 15 business days of its receipt of a Claim Notice of such Third Party Claim. The Indemnified Party shall cooperate fully in the defense of such Third Party Claim and shall make available to the Indemnifying Party or its counsel all pertinent information under its control relating thereto. The Indemnified Party shall have the right to elect to settle any Third Party Claim; provided, however, the Indemnifying Party shall not have any indemnification obligation with respect to any monetary payment to any third party required by such settlement unless the Indemnifying Party shall have consented in writing thereto. The Indemnifying Party shall have the right to elect to settle any Third Party Claim subject to the written consent of the Indemnified Party which consent shall not be unreasonably withheld; provided, however, that if the Indemnified Party fails to give such written consent within 15 business days of being requested to do so, the Indemnified Party shall, at its or his expense, assume the defense of such Third Party Claim and regardless of the outcome of such matter, the Indemnifying Party's liability hereunder shall be limited to the amount of any such proposed settlement.

Section 7.5. Remedies Exclusive. The remedies provided in this Article VII shall be the sole and exclusive rights and remedies available to one party against the other, either at law or in equity, with respect to a breach of this Agreement.

Section 7.6. Tax Benefits; Insurance Proceeds. The total amount of any indemnity payments pursuant to this Article VII shall be reduced by any correlative tax benefit received by the Indemnified Party or the net proceeds received by the Indemnified Party with respect to recovery from third parties or insurance proceeds, and such correlative insurance benefit shall be net of the insurance premium, if any, that becomes due as a result of such claim.

Section 7.7. Payment of Indemnification Obligation. In the event that Seller has an indemnification obligation to SDRC hereunder, SDRC may satisfy such obligation by setting off the amount in question against SDRC's obligation to pay Inso the Supplemental Closing Fund and/or to make the Anniversary Payment and thereby reducing such payment obligation(s).

ARTICLE VIII

PUBLICITY

All notices to third parties and all other parties concerning the transactions contemplated by this Agreement shall be jointly planned and coordinated by and between the parties. None of the parties shall cause or authorize any such notice or publicity without the prior written approval of the other party; provided, however, that in the case of an announcement which either party may be required by law, by any governmental agency or by the Nasdaq National Market to make, issue or release, such action by such party without the prior approval by the other parties shall not constitute a breach of this Article. In the event a party is required by law, by any governmental agency or by the Nasdaq National Market to make any disclosure as described in the herein, it shall use commercially reasonable efforts to provide prompt notice to the other party of such disclosure and consult with the other party prior to making such disclosure. The parties agree to coordinate their respective announcements of this transaction for public issuance on January 6, 2000.

ARTICLE IX

NONDISCLOSURE OF CONFIDENTIAL INFORMATION

Section 9.1. Nondisclosure. Seller and SDRC recognize and acknowledge that they had in the past, currently have, and in the future may possibly have, access to certain Confidential Information (in such capacity, the "Receiving Party") of one or more other parties (in such capacity, the "Disclosing Party") that is valuable, special and unique assets of the Disclosing Party or its businesses. Each Receiving Party agrees that it will keep all Confidential Information it receives from a Disclosing Party confidential and will not permit any of its directors, officers employees, agents and representatives, including without limitation attorneys, accountants, consultants and financial advisors (collectively, "Advisors") to, without in each case the prior written consent of the Disclosing Party, disclose the Confidential Information in any manner whatsoever, in whole or in part. Each Receiving Party further agrees that all Confidential Information which it receives from any Disclosing Party will not be used by the Receiving Party or its Advisors directly or indirectly for any purpose other than evaluating the transactions contemplated by this Agreement and agrees to transmit the Confidential Information only to those Advisors who need to know the Confidential Information for the purpose of evaluating such transactions, who are informed by the Receiving Party of the confidential nature of the Confidential Information and who are provided with a copy of, and agree to be bound by, the provisions of this Article IX. The Receiving Party shall be responsible for any breach of the provisions of this Article IX by any of its Advisors, and will indemnify and hold harmless the Disclosing Party for any losses, damages, charges, fees or expenses, including reasonable attorney's fees arising out of or resulting from such breach.

Section 9.2. Control of Confidential Information. Each Receiving Party shall keep a record of each location of any written Confidential Information. Upon any termination of this Agreement, all written Confidential Information and any copies thereof will be returned by the Receiving Party to the Disclosing Party or, at the option of the Disclosing Party, destroyed immediately at the Disclosing Party's request.

Section 9.3. Limitations. The provisions of this Article IX shall be inoperative as to such portions of the Confidential Information which (i) are or become generally available to the public other than as a result of a disclosure by the Receiving Party or any of its Advisors; (ii) become available to the Receiving Party on a nonconfidential basis from a source (other than the Disclosing Party or one of its Advisors) which has represented to the Receiving Party that such source is entitled to disclose it; or (iii) were known to the Receiving Party on a nonconfidential basis prior to its disclosure to the Receiving Party by the Disclosing Party or one of its Advisors; or (iv) is independently developed by the Receiving Party without misappropriating Confidential Information of the Disclosing Party.

Section 9.4. Legal Obligations. In the event that a Receiving Party or anyone to whom a Receiving Party transmits the Confidential Information is requested or becomes legally compelled (by oral questions, interrogatories, requests for information or documents, subpoena, criminal or civil investigative demand or similar process) to disclose any of the Confidential Information, or if a Receiving Party determines in its good faith judgment that disclosure of Confidential Information is required by federal securities laws or the rules of the National Association of Securities Dealers, the Receiving Party will provide the Disclosing Party with prompt written notice so that the Disclosing Party may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Article IX, and the Receiving Party will cooperate with the Disclosing Party in any effort the Disclosing Party undertakes to obtain a protective order or other remedy. In the event that such a protective order or other remedy is not obtained, or that the Disclosing Party waives compliance with the provisions of this Article IX, the Receiving Party will furnish only that portion of the Confidential Information which is legally required and will exercise commercially reasonable efforts to obtain reliable assurance that confidential treatment will be accorded the Confidential Information.

Section 9.5. Remedies. Each Receiving Party agrees that a Disclosing Party shall be entitled to equitable relief, including temporary restraining orders, injunctions and specific performance, in the event of any breach of the provisions of this Article IX. Such remedies shall not be deemed to be the exclusive remedies for a breach of this Article IX by a Receiving Party or its Advisors but shall be in addition to all other remedies available at law or equity.

ARTICLE X

MISCELLANEOUS

Section 10.1. Entire Agreement, Modification and Waiver. This Agreement constitutes the entire agreement between the parties pertaining to its subject matter and supersedes all prior and contemporaneous agreements, representations and understandings of the parties. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by all the parties. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

Section 10.2. Consents. Where any consent or waiver of SDRC is required or requested hereunder, John A. Mongelluzzo, Vice President, Secretary and General Counsel, shall be the authorized person to provide any such consent or waiver. Where any consent or waiver of Seller is required or requested hereunder, Bruce Hill, Vice President-Business Development, shall be the authorized person to provide any such consent or waiver. The waiver of any of the terms and conditions of this Agreement shall not be construed as a waiver of any other terms and conditions hereof.

Section 10.3. Assignment. Neither this Agreement nor any right created hereby or in any agreement entered into in connection with the transactions contemplated hereby shall be assignable by any party hereto, except by SDRC to a wholly owned subsidiary of SDRC; provided that any such assignment shall not relieve SDRC of its obligations hereunder.

Section 10.4. Parties In Interest; No Third Party Beneficiaries. Except as otherwise provided herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, legal representatives, successors and assigns of the parties hereto. Except as contemplated by Section 6.3, neither this Agreement nor any other agreement contemplated hereby shall be deemed to confer upon any person not a party hereto or thereto any rights or remedies hereunder or thereunder. Inso specifically agrees that SSC and/or SDRC may enforce the terms of any employee confidentiality agreements of employees of SSC after the Closing even if originally entered into by them with Inso directly.

Section 10.5. Seller's Disclosure Schedules. Disclosure appearing on the Seller's Disclosure Schedules with respect to any particular representation and warranty shall be deemed disclosure with respect to every other representation and warranty, as applicable; provided, however, it must be clear from the context of the representations and warranties and the Seller's Disclosure Schedules that such treatment is appropriate. Seller shall disclose in good faith any and all items to be scheduled with respect to any particular representation and warranty on the proper Seller's Disclosure Schedule.

Section 10.6. Severability. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision, there shall be added automatically as part of this Agreement a provision as similar in its terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable.

Section 10.7. Survival of Representations, Warranties and Covenants. The representations, warranties and covenants contained herein shall survive the Closing Date and all statements contained in any certificate, exhibit or other instrument delivered by or on behalf of Seller or SDRC pursuant to this Agreement shall be deemed to have been representations and warranties by Seller or SDRC, as applicable, and, notwithstanding any provision in this Agreement to the contrary, the representations and warranties contained herein shall survive until the first anniversary of the Closing Date except that the representations and warranties set forth in this Agreement with respect to tax matters shall survive until the expiration of any applicable limitations period.

Section 10.8. Governing Law. This agreement and the rights and obligations of the parties hereto shall be governed by and construed and enforced in accordance with the substantive laws (but not the rules governing conflicts of laws) of the State of Ohio.

Section 10.9. Captions. The captions in this Agreement are for convenience of reference only and shall not limit or otherwise affect any of the terms or provisions hereof.

Section 10.10. Gender and Number. When the context requires, the gender of all words used herein shall include the masculine, feminine and neuter and the number of all words shall include the singular and plural.

Section 10.11. Notice. Whenever this Agreement requires or permits any notice, request, or demand from one party to another, the notice, request, or demand must be in writing to be effective and shall be deemed to be delivered and received (i) if personally delivered or if delivered by telex, telegram, facsimile or courier service, when actually received by the party to whom notice is sent or (ii) if delivered by mail (whether actually received or not), at the close of business on the third business day next following the day when placed in the mail, postage prepaid, certified or registered, addressed to the appropriate party or parties, at the address of such party set forth below (or at such other address as such party may designate by written notice to all other parties in accordance herewith):

If to SDRC:

Structural Dynamics Research Corporation

2000 Eastman Drive

Milford, Ohio 45150

Fax No.: (513) 576-2049

Attn.: John A. Mongelluzzo, Esq.

with a copy to:

Dinsmore & Shohl LLP

1900 Chemed Center

255 East Fifth Street

Cincinnati, Ohio 45202

Fax No.: (513) 977-8141

Attn: Charles F. Hertlein, Jr., Esq.

If to Seller:

Inso Corporation

31 St. James Avenue

Boston, MA 02116-4101

Fax No.: (617) 753-6666

Attn: Bruce Hill

with a copy to:

Nutter, McClennen & Fish, LLP

One International Place

Boston, MA 02110-2699

Fax No.: (617) 973-9748

Attn: Michael J. Bohnen, Esq.

Jonathan P. Levitt, Esq.

General Counsel

Inso Corporation

31 St. James Avenue

Boston, MA 02116-4101

Fax No.: (617) 753-6666

Section 10.12. No Waiver; Remedies. No party hereto shall by any act (except by written instrument pursuant to Section 10.1 hereof), delay, indulgence, omission or otherwise be deemed to have waived any right or remedy hereunder or to have acquiesced in any default in or breach of any of the terms and conditions hereof. No failure to exercise, nor any delay in exercising, on the part of any party hereto, any right, power or privilege hereunder shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. Except as specifically set forth herein, no remedy set forth in this Agreement or otherwise conferred upon or reserved to any party shall be considered exclusive of any other remedy available to any party, but the same shall be distinct, separate and cumulative and may be exercised from time to time as often as occasion may arise or as may be deemed expedient.

Section 10.13. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original, and all of which together shall constitute one and the same instrument.

Section 10.14. Costs, Expenses and Legal Fees. Whether or not the transactions contemplated hereby are consummated, each party hereto shall bear its own costs and expenses (including attorneys' fees) incurred in connection with the transactions contemplated herein. Seller's expenses shall not be expensed or paid through SSC, IFD or any of their respective subsidiaries or other owned business entities and shall be paid directly by Seller.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first written above.

INSO CORPORATION

By:

Name:

Title:

STRUCTURAL DYNAMICS RESEARCH CORPORATION

By:

Name:

Title:

Exhibit 21

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT

State or Other Jurisdiction
Name	of Incorporation

SDRC Brasil Limitada	Brazil
SDRC U.K. Limited	United Kingdom
SDRC Italia, Srl.	Italy
SDRC Korea Limited	South Korea
SDRC Svenska AB	Sweden
SDRC Singapore Pte. Ltd.	Singapore
SDRC Nederland B.V.	Netherlands
SDRC AG	Switzerland
SDRC Belgium N.V./S.A.	Belgium
SDRC France S.A.	France
SDRC España, S.A.	Spain
SDRC Japan K.K.	Japan
SDRC Software and Services, GmbH	Germany
SDRC India Private Limited	India
SDRC Mexico S. de C. V. de R. L.	Mexico
SDRC Australia Pty. Ltd.	Australia (NSW)
Imageware (UK) Limited	United Kingdom
Sherpa Systems Corporation	California
Sherpa Systems International	California
Sherpa Systems Verwaltungs GmbH	Germany
Inso France Development, SA	France
Sherpa Systems GmbH & Co. KG	Germany

Note: All of the above corporations are wholly owned subsidiaries of the Registrant either directly or indirectly.

Exhibit 23

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-92103, 33-20774, 33-22136, 33-40561, 33-41671, 33-58701, 33-72328 and 33-07365) and Form S-3 (33-92073) of Structural Dynamics Research Corporation of our report dated January 31, 2000 which appears in this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears in this Form 10-K.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 30, 2000

Report of Independent Accountants

To the Board of Directors

of Structural Dynamics Research Corporation

Our audits of the consolidated financial statements referred to in our report dated January 31, 2000 also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

January 31, 2000

Schedule II

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions/ (Recoveries)	Balance at End of Period

Allowances for Accounts Receivable:

Year ended December 31, 1997	$3,281	1,005	757	$3,529

Year ended December 31, 1998	$3,529	4,496	2,462	$5,563

Year ended December 31, 1999	$5,563	1,576	2,089	$5,050

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

March 6, 2000

(Date)

By: /s/Jeffrey J. Vorholt

Jeffrey J. Vorholt,

Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/William J. Weyand

William J. Weyand

Chairman of the Board,

President and Chief Executive Officer

(Principal Executive Officer)

March 6, 2000

/s/John E. McDowell

John E. McDowell

Director

March 9, 2000

/s/Jeffrey J. Vorholt

Jeffrey J. Vorholt

Vice President,

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

March 6, 2000

/s/James W. Nethercott

James W. Nethercott

Director

March 9, 2000

/s/William P. Conlin

William P. Conlin

Director

March 9, 2000

/s/Arthur B. Sims

Arthur B. Sims

Director

March 13, 2000

/s/Bannus B. Hudson

Bannus B. Hudson

Director

March 9, 2000

/s/Gilbert R. Whitaker, Jr.

Gilbert R. Whitaker, Jr.

Director

March 13, 2000