Form 10-Q
period 2000-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 2000-05-12
CIK 820235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 016230

STRUCTURAL DYNAMICS RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	10733928
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification) No.)

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

As of April 30, 2000 there were 36,016,821 shares of the Registrant's Common Stock without par value issued and outstanding.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Form 10-Q for period ending March 31, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2000	1999
Revenue:
Software licenses	$ 38,770	$ 45,842
Software maintenance and services	69,430 -----------	62,287 ----------
Total revenue	108,200 -----------	108,129 ----------

Cost of revenue:
Cost of licenses	7,845	8,664
Cost of maintenance and services	42,177 -----------	33,546 ----------
Total cost of revenue	50,022 -----------	42,210 ----------
Gross profit	58,178	65,919

Operating expenses:
Selling and marketing	27,951	30,850
Research and development	19,140	15,699
General and administrative	4,746 ----------	4,927 ----------
Total operating expenses	51,837 ----------	51,476 ----------

Operating income	6,341	14,443

Other income, net	713 ----------	1,461 ----------
Income before income taxes	7,054	15,904

Income tax expense	2,715 ----------	5,885 ---------
Net income	$ 4,339 ======	$ 10,019 ======

Net income per share:
Basic	$ .12	$ .28
Diluted	.12	.27

Comprehensive income	$ 3,342 ======	$ 8,129 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(in thousands)

	March 31,	December 31,
	2000	1999
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$123,290	$121,507
Marketable securities	13,997	12,003
Trade accounts receivable, net	113,515	91,288
Other accounts receivable	6,419	7,779
Prepaid expenses and other current assets	12,390 ----------	10,442 ----------
	269,611	243,019

Marketable securities	14,083	11,174

Property and equipment, at cost:
Computer and other equipment	71,478	68,735
Office furniture and equipment	20,865	19,415
Leasehold improvements	10,665 ------------	8,322 -----------
	103,008	96,472

Less accumulated depreciation and amortization	78,315 ------------	72,871 ----------
Net property and equipment	24,693	23,601

Marketable software costs, net	63,078	60,832
Goodwill and other intangibles	51,186	42,164
Other assets	7,930 -----------	7,759 ----------

Total assets	$430,581 =======	$388,549 =======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(in thousands, except per share data)

	March 31,	December 31,
	2000	1999
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$ 17,508	$ 16,812
Accrued expenses	57,334	54,545
Accrued income taxes	6,386	6,139
Deferred revenue	83,950 ------------	52,451 ------------
Total current liabilities	165,178	129,947

Long-term liabilities	8,779	8,685

Shareholders' equity:
Common stock, stated value $.0069 per share Authorized 100,000 shares; outstanding shares- 35,929 and 35,592 net of 2,617 and 2,678 shares in treasury	249	247
Capital in excess of stated value	126,807	123,444
Retained earnings	135,105	130,766
Accumulated other comprehensive income:
Foreign currency translation adjustment	(5,309)	(4,332)
Unrealized holding loss on marketable securities	(228) ------------	(208) ------------
Accumulated other comprehensive income	(5,537) ------------	(4,540) ------------
Total shareholders' equity	256,624 ------------	249,917 ------------

Total liabilities and shareholders' equity	$430,581 ========	$388,549 =======

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2000	1999

Cash flows from operating activities:
Net Income	$ 4,339	$ 10,019
Adjustments to reconcile net income to net cash flows
from operating activities:
Amortization of computer software cost	3,990	3,540
Depreciation	3,184	3,026
Amortization of acquired intangibles	2,385	1,255
Loss on sale of business and equipment	1,416	24
Changes in assets and liabilities from operating activities:
Accounts receivable	(16,589)	10,761
Prepaid expenses and other assets	(1,804)	1,236
Accounts payable and accrued expenses	(5,274)	(1,490)
Deferred revenue	26,920	23,216
Other long-term liabilities	(79)	138
Income taxes	247 -----------	1,262 ----------
Net cash provided by operating activities	18,735	52,987

Cash flows from investing activities:
Purchases of marketable securities, net	(4,638)	(1,639)
Additions to property and equipment, net	(2,998)	(1,761)
Additions to marketable software costs	(6,236)	(5,615)
Acquisition of Sherpa, net of cash acquired	(4,692) ------------
Net cash used in investing activities	(18,564)	(9,015)

Cash flows from financing activities:
Issuance of common stock	2,589	1,684
Purchase of common stock	------------	(1,750) -----------
Net cash provided by (used in) financing activities	2,589	(66)

Effect of exchange rate changes on cash	(977) ------------	(1,832) ----------
Increase in cash and cash equivalents	1,783	42,074

Cash and cash equivalents:
Beginning of period	121,507 -----------	100,581 ------------
End of period	$123,290 =======	$142,655 =======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by SDRC pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly SDRC's financial position, results of operations and cash flows as of the dates and for the periods indicated. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in SDRC's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) Earnings Per Share

Basic earnings per common share and dilutive earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, respectively. Dilutive common equivalent shares are calculated using the treasury stock method and consist of dilutive stock option grants.

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows for the three months ended March 31:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
2000
Basic net income per share	$ 4,339	35,729	$ .12
Effect of stock options		963
Diluted net income per share	$ 4,339	36,692	$ .12

1999
Basic net income per share	$ 10,019	35,568	$ .28
Effect of stock options		1,980
Diluted net income per share	$ 10,019	37,548	$ .27

Options to purchase 2,501 and 1,823 shares of common stock at March 31, 2000 and 1999 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares.

(3) Acquisitions

In January 2000, SDRC acquired all the stock of Sherpa Systems Corporation ("Sherpa") and Inso France Development, SA ("IFD") from Inso Corporation. SDRC paid $5,000 in cash, assumed net liabilities of approximately $3,700 and is obligated to pay contingent, cash consideration dependent on final 1999 Sherpa operating activity and 2000 revenues. Current estimates of the payments do not exceed $7,000. The transaction was recorded as a purchase, and beginning January 2000, the operating results of Sherpa and IFD have been included in SDRC's operating results. Through March 31, 2000, goodwill of approximately $11,342 was recorded and is being amortized over five years. The acquisition of Sherpa expanded SDRC's base of PDM customers. SDRC has begun to migrate customers from Sherpa developed software to SDRC's MetaphaseTM software solutions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands)

SDRC is a leading developer and global supplier of software solutions for collaborative product development. Customers use SDRC's software systems to develop mechanical products and manage information about their products. SDRC's computer-aided design, computer-aided manufacturing and computer-aided engineering software tools are used to design products, analyze performance, and program manufacturability. SDRC markets its integrated mechanical CAD/CAM/CAE software under the brand name I-DEASTM. SDRC's internet-enabled product data management software ("PDM") assists companies in creating, tracking and distributing product information from inception to design and throughout the product life cycle and is marketed under the brand name Metaphase. Complementing its software solutions, SDRC supports its customers with training, software implementation and consulting services through its professional services staff.

Certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, and the other risks detailed from time to time in SDRC's Securities and Exchange Commission reports. SDRC's results could differ from those results described herein. Forward looking information should be evaluated in the context of these and other factors, some of which are described in more detail in "Factors That May Affect Future Results".

Revenue

SDRC's consolidated net revenue was $108,200 for the three months ended March 31, 2000, compared to $108,129 for the three months ended March 31, 1999. Total license revenue declined 15% while total maintenance and services revenue increased 12% compared to the prior year quarter. License sales of CAD/CAM/CAE declined 18% in 2000 compared to the corresponding 1999 quarter. The decline reflected a weaker market for mechanical CAD products since last year. PDM license sales declined 10% in 2000 compared to the corresponding 1999 quarter. A decline in North America of PDM license sales was partially offset by PDM growth in Europe. The quarterly variation in PDM license growth is a result of long sales cycles and large order sizes for Metaphase.

Total revenues from PDM products grew 14% compared to the corresponding 1999 period and accounted for 33% of consolidated net revenues for the quarter ended March 31, 2000. PDM service and maintenance revenue was $24,065, and grew 32% during the three months ended March 31, 2000, compared to the same period last year. This growth was fueled by an expanded customer base resulting from license sales and recent acquisitions. SDRC expects PDM revenues to become a larger portion of its total revenues.

For the three month periods ended March 31, 2000 and 1999, revenue in North America accounted for 41% and 44%, Europe 37% and 37%, and Asia Pacific 22% and 19% respectively, of consolidated net revenues. Asia Pacific's revenue growth in 2000 was due to a large I-DEAS license order from a major automotive supplier. SDRC expects the international market to continue to account for a significant portion of total future revenue.

Cost of Revenue

Cost of revenue consists principally of the staff and related costs associated with fee based services and support for software maintenance contracts; amortization of goodwill, acquired intangibles and capitalized software costs; royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 19% to $50,022 for the three months ended March 31, 2000 compared to $42,210 for the three months ended March 31, 1999. Cost of revenue represented 46% of revenue for the three months ended March 31, 2000, compared to 39% for the corresponding period in 1999.

The cost of licenses decreased 10% to $7,845 for the three months ended March 31, 2000, compared to $8,664 for the same period in 1999. As a result of lower license revenues, variable costs, including third party royalties, were lower than during the corresponding 1999 quarter. The cost of license, as a percentage of license revenue was 20% for the three months ended March 31, 2000, compared to 19% for the same period of 1999. The percentage increase was a result of lower license sales, while amortizations of software and other intangibles increased compared to the first quarter of 1999. The cost of maintenance and services was $42,177 for the quarter ended March 31, 2000 and increased 26% compared to the same period last year. The cost of services and maintenance, as a percentage of related revenue was 61% for the three months ended March 31, 2000, compared to 54% for the same period of 1999. The increase was primarily a result of compensation, facility and related expenses associated with a 19% increase in the number of services personnel. Additionally, the utilization and cost of outside contractors increased to support customer implementation projects, particularly for Metaphase.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of the compensation, travel and facility costs associated with the worldwide sales and marketing staff. These also include amortizations of acquired trade names, customer lists, advertising expenses and product localization. Selling and marketing expenses represented 26% of revenue for the three months ended March 31, 2000 compared to 29% for the 1999 period. These expenses decreased 9% to $27,951 for the three months ended March 31, 2000 compared to $30,850 for the corresponding period in 1999. The decrease reflects lower sales commissions and other expenses associated with the decrease in license revenue. Additionally, bad debt expense was higher in 1999 as a result of a non-recurring loss in the corresponding 1999 period.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, computer equipment and facilities cost associated with the product development staff. They exclude costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses increased 22% to $19,140 for the three months ended March 31, 2000, compared to $15,699 for the three months ended March 31, 1999. In the quarter ended March 31, 2000, SDRC capitalized $6,236 of software development cost, while in the corresponding 1999 period, $5,615 of cost was capitalized. Higher capitalization occurred in 2000 due to the timing and extensive coding work related to I-DEAS 8, which is scheduled for release in June 2000. The I-DEAS 8 release is Microsoft Windows compatible and features a new set of web-enabled solutions which allows customers to leverage internet access. Total software development cost, including research expenses and capitalized amounts, increased 19% to $25,376 for the three months ended March 31, 2000 compared to $21,314 for the corresponding 1999 quarter. The increase is primarily due to a 9% increase in the number of product development personnel and an increase in contractor cost to support SDRC's e-business strategy. The amount of capitalized software development cost and accordingly, research and development expenses, may vary among periods depending on the stage of development being performed on future product releases.

General and Administrative Expenses

General and administrative expenses consist of costs associated with the executive, finance, legal, human resource and corporate administrative staffs. These expenses decreased 4% to $4,746 for the three months ended March 31, 2000 compared to $4,927 for the three months ended March 31, 1999. A decrease in staffing and legal fees accounted for the decline. General and administrative expenses represented 4% of revenue for the three months ended March 31, 2000 and 5% for the first quarter of 1999.

Other Income, net

For the three months ended March 31, 2000, other income was $713 and reflects interest income of $1,644 and a charge of approximately $1,400 for the divestiture of SDRC's Advanced Test & Analysis operations. The divestiture charge consisted primarily of an incentive payment to the acquirer for retaining personnel necessary to complete customer service contracts for SDRC. Other income for the three months ended March 31, 1999 was $1,461 and consisted almost exclusively of interest income.

Taxes

The effective tax rate for the three month period ended March 31, 2000, was 38.5%, compared to 37% for the prior year quarter. The increase in the effective tax rate is primarily attributable to the non-deductible goodwill amortization associated with the TD Technologies Inc. acquisition in September 1999 and the Sherpa acquisition in January 2000.

Comprehensive Income

The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Larger net foreign currency translation losses occurred in 2000 compared to 1999 because the U.S. dollar strengthened against the foreign currencies of the subsidiaries.

Acquisition

In January 2000, SDRC acquired all the stock of Sherpa Systems Corporation ("Sherpa") and Inso France Development, SA ("IFD") from Inso Corporation. SDRC paid $5,000 in cash, assumed net liabilities of approximately $3,700 and is obligated to pay contingent, cash consideration dependent on final 1999 Sherpa operating activity and 2000 revenues. Current estimates of the payments do not exceed $7,000. The transaction was recorded as a purchase, and beginning January 2000, the operating results of Sherpa and IFD have been included in SDRC's operating results. Through March 31, 2000, goodwill of approximately $11,342 was recorded is being amortized over five years. The acquisition of Sherpa expanded SDRC's base of PDM customers. SDRC has begun to migrate customers from Sherpa developed software to SDRC's Metaphase software solutions.

Liquidity and Capital Resources

During the three months ended March 31, 2000, SDRC generated $18,735 of cash from operating activities, compared to $52,987 for the same period in 1999. Less operating cash was generated in 2000 compared to the 1999 quarter because customer orders were finalized later in the 2000 quarter and cost of revenues were higher.

At March 31, 2000, SDRC had cash and investments of $123,290, compared to $121,507 at December 1999. SDRC's net working capital was $104,433 at March 31, 2000. SDRC does not have any long term debt obligations but expects to pay up to $7,000 more to complete the acquisition of Sherpa during the next twelve months. SDRC may use portions of its cash and investments to purchase additional shares of its own stock or to acquire technology complementary to its product offerings. The existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund SDRC's projected needs for the foreseeable future.

Factors That May Affect Future Results

Market Growth

SDRC derives most of its revenues from selling software products and services to the high-end users of the product design markets. SDRC invests resources in product development, selling, marketing and customer service opportunities with the expectation of revenue growth and incremental earnings. If market growth rates for CAD/CAM/CAE or PDM markets are less than forecasted, SDRC's license revenue growth, as well as maintenance and services revenue growth, are likely to be less than expected. High-end market demand could decline due to preferences among new users for lower priced, mid-range products. Additionally, existing customers may have adequate CAD seats and slow the purchase rate of new software. Market growth, and SDRC's ability to match resource levels with revenue growth rates, will directly impact its future operating results. SDRC's operating expense levels are planned, in part, on forecasted revenue growth, and expense levels are generally committed in advance. Since expenses are relatively fixed in the near term, future operating results will be impacted by SDRC's ability to convert invested outlays into expected revenue growth at profitable margins.

Product Development

The software development industry is highly competitive and characterized by rapid technological change, shifting customer needs and continual innovation. Software products compete based on functionality, integration, scalability, customer support, delivery timing, price and other factors. SDRC's success is dependent on its ability to continue to keep pace with new technological developments which its customers need. SDRC and its competitors are spending significant resources to develop internet-based collaboration tools. In March 2000, SDRC announced a new product brand, Accelis, a line of internet-business solutions for collaborative product commerce. The speed and degree that SDRC can provide internet-operable data exchange and other e-business features through Accelis and its other product lines, will affect future operating results.

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

Sales Execution

SDRC's sales approach is focused on enterprise-wide product development solutions, which include software licenses, support and consulting services, primarily to larger customer accounts. Accordingly, SDRC sells all of its products through the same direct sales force. Organizational execution, sales force training and related issues could hinder the sales force's ability to secure customer accounts to the extent planned. Besides its own sales force, SDRC continues to rely on distributors, representatives and value-added resellers to sell a significant portion of its software licenses. Disruptions in the internal sales organization or with a distributor, representative or value-added reseller could have a significant impact on operating results in a quarter. Because a significant portion of quarterly revenues are usually generated from relatively large customer license orders, failure to close a few large orders in a particular quarter may negatively impact operating results. Historically, a significant portion of SDRC's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. SDRC usually ships software licenses within one to two weeks after receipt of a customer order. Often orders exist at the end of a quarter which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period.

International Business

A significant portion of SDRC's revenues is from international markets. As a result, SDRC's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which SDRC does business. SDRC has invested sizable resources in the Asia Pacific region, particularly in Japan and South Korea. Economic instability in this region could lead to an adverse impact on SDRC's operation results and financial position.

Acquisition Cost

Over the past two years, SDRC has purchased software technology and software licensing rights from third parties. SDRC acquired Imageware, TD Technologies, Inc., Enterprise Software Products, Inc. and Sherpa with the objective of extending its CAD/CAM/CAE and PDM product offerings and expanding the customer base. Those investments have resulted in additional royalty expense and increased amortization of software, goodwill and other acquired intangible assets. The affect on future earnings will depend, in part, on SDRC's ability to integrate the purchased technology, advance it for SDRC's customers and market the new technologies profitably.

Year 2000

SDRC's business operations and the software tools that it markets have not experienced any significant date-related failures in 2000. SDRC has tested, and will continue to test, its code for new products and enhancements to ensure year 2000 compliance in future releases. Furthermore, SDRC is not aware of any customizations or modifications within the customer base, which could result in significant date-related failures of otherwise compliant software. Expenses necessary to achieve compliance have not been material to operating results, and have been expensed as incurred.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have not been any significant changes to SDRC's financial market risk exposure since filing of the 1999 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K.

a) Exhibits

27 Financial data schedule for the period ended March 31, 2000, filed herewith.

b) No report on Form 8-K was filed during the first quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Date: May 5, 2000

By: /s/ Jeffrey J. Vorholt

Jeffrey J. Vorholt,

Vice President,

Chief Financial Officer and Treasurer

*Pursuant to the last sentence of

General Instruction G to Form 10-Q,

Mr. Jeffrey J. Vorholt has executed

this Quarterly Report on Form 10Q

both on behalf of the registrant and

in his capacity as its principal

financial and accounting officer.