Form 10-Q
period 2000-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 2000-08-11
CIK 820235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-16230

STRUCTURAL DYNAMICS RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	31-0733928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X] No [ ]

As of July 31, 2000 there were 36,258,773 shares of the Registrant's Common Stock, without par value, issued and outstanding.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Form 10-Q for period ending June 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, ---------------------------		Six Months Ended June 30, -----------------------
	2000 ----------	1999 ----------	2000 ----------	1999 ----------
Revenue:
Software licenses	$43,915	$46,950	$82,685	$92,792
Software maintenance and services	74,194 ----------	64,103 ----------	143,624 ----------	126,390 ----------
Total revenue	118,109 ----------	111,053 ----------	226,309 ----------	219,182 ----------
Cost of revenue:
Cost of licenses	7,873	8,700	15,718	17,364
Cost of maintenance and services	42,829 ----------	36,273 ----------	85,006 ----------	69,819 ----------
Total cost of revenue	50,702 ----------	44,973 ----------	100,724 ----------	87,183 ----------
Gross profit	67,407	66,080	125,585	131,999
Operating expenses:
Selling and marketing	29,811	29,848	57,762	60,698
Research and development	22,506	16,706	41,646	32,405
General and administrative	5,096 ----------	4,379 ----------	9,842 ----------	9,306 ----------
Total operating expenses	57,413 ----------	50,933 ----------	109,250 ----------	102,409 ----------
Operating income	9,994	15,147	16,335	29,590
Other income, net	3,472 ----------	1,974 ----------	4,185 ----------	3,435 ----------
Income before income taxes	13,466	17,121	20,520	33,025
Income tax expense	5,185 ---------	6,335 ----------	7,900 ----------	12,220 ----------
Net income	$8,281 ======	$10,786 ======	$12,620 ======	$20,805 ======
Net income per share:
Basic	$.23	$.30	$.35	$.58
Diluted	.23	.29	.34	.55
Comprehensive income	$7,593 ======	$10,095 ======	$10,935 ======	$18,224 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2000 ---------------	December 31, 1999 ------------------
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$138,312	$121,507
Marketable securities	15,387	12,003
Trade accounts receivable, net	118,629	91,288
Other accounts receivable	6,786	7,779
Prepaid expenses and other current assets	12,281 -------------	10,442 ------------
	291,395	243,019

Marketable securities	10,527	11,174

Property and equipment, at cost:
Computer and other equipment	72,816	68,735
Office furniture and equipment	21,544	19,415
Leasehold improvements	10,323 -------------	8,322 ------------
	104,683	96,472

Less accumulated depreciation and amortization	80,298 -------------	72,871 ------------
Net property and equipment	24,385	23,601

Marketable software costs, net	61,864	60,832
Goodwill and other intangibles	48,568	42,164
Other assets	7,225 -------------	7,759 ------------

Total assets	$443,964 ========	$388,549 =======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2000 --------------	December 31, 1999 ----------------
	(unaudited)
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$16,350	$16,812
Accrued expenses	59,692	54,545
Accrued income taxes	5,218	6,139
Deferred revenue	87,890 ------------	52,451 -----------
Total current liabilities	169,150	129,947

Long-term liabilities	7,360	8,685

Shareholders' equity:
Common stock, stated value $.0069 per share
Authorized 100,000 shares; outstanding shares - 36,184 and 35,592 net of 2,549 and 2,678 shares in treasury	251	247
Capital in excess of stated value	130,042	123,444
Retained earnings	143,386	130,766
Accumulated other comprehensive income:
Foreign currency translation adjustment	(6,049)	(4,332)
Unrealized holding loss on marketable securities	(176) ------------	(208) -----------
Accumulated other comprehensive income	(6,225) ------------	(4,540) -----------
Total shareholders' equity	267,454 ------------	249,917 -----------

Total liabilities and shareholders' equity	$443,964 =======	$388,549 ======

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net Income	$12,620	$20,805
Adjustments to reconcile net income to net cash flows
from operating activities:
Amortization of computer software cost	8,276	6,898
Depreciation	6,346	5,952
Amortization of goodwill and acquired intangibles	4,970	2,500
Net loss on sale of business and property	418	--
Other	751	27
Changes in assets and liabilities from operating activities:
Accounts receivable	(22,070)	4,896
Prepaid expenses and other assets	(1,364)	5,057
Accounts payable and accrued expenses	(2,606)	(194)
Deferred revenue	30,860	18,199
Other long-term liabilities	(8)	310
Income taxes	(921) -----------	1,453 -----------
Net cash provided by operating activities	37,272	65,903
Cash flows from investing activities:
Purchases of marketable securities, net	(2,420)	(6,235)
Additions to property and equipment, net	(6,344)	(4,792)
Additions to marketable software costs	(9,308)	(11,734)
Acquisition of Sherpa, net of cash acquired	(4,692)	- -
Divestiture of certain operations	(548) -----------	- - -----------
Net cash used in investing activities	(23,312)	(22,761)
Cash flows from financing activities:
Issuance of common stock	4,562	3,481
Purchase of common stock	- - -----------	(1,750) -----------
Net cash provided by financing activities	4,562	1,731
Effect of exchange rate changes on cash	(1,717) -----------	(2,398) -----------
Increase in cash and cash equivalents	16,805	42,475
Cash and cash equivalents:
Beginning of period	121,507 -----------	100,581 -----------
End of period	$138,312 ======	$143,056 ======

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

(2) Earnings Per Share

Basic and diluted earnings per common share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, respectively. Dilutive common equivalent shares are calculated using the treasury stock method and consist of dilutive stock option grants.

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows:

	Three Months Ended June 30, ------------------------------		Six Months Ended June 30, --------------------------
	2000 --------	1999 --------	2000 --------	1999 ---------

Net income (numerator)	$8,281 =====	$10,786 =====	$12,620 =====	$20,805 =====
Weighted average outstanding:
Common shares (basic denominator)	36,057	35,760	35,893	35,665
Dilutive employee stock options	636 ---------	1,889 ---------	769 ---------	1,957 ---------
Common stock and dilutive common
stock equivalents (diluted denominator)	36,693	37,649	36,662	37,622
Earnings per share:
Basic	$.23	$.30	$.35	$.58
Diluted	$.23	$.29	$.34	$.55

Options to purchase 2,739 and 2,348 shares of common stock for the three and six month periods ended June 30, 2000 and 1,008 and 1,856 shares of common stock for the three and six month periods ended June 30, 1999 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares.

(3) Acquisitions

In January 2000, SDRC acquired all the stock of Sherpa Systems Corporation ("Sherpa") and Inso France Development, SA ("IFD") from Inso Corporation. SDRC initially paid $5,000 in cash and assumed net liabilities of approximately $3,700. SDRC is also obligated to pay contingent, cash consideration dependent on final 1999 Sherpa operating activity and 2000 Sherpa product revenues. In July 2000, SDRC made a payment of approximately $2,700 toward the additional consideration. Current estimates of future payments do not exceed $4,000. The acquisition was recorded as a purchase, and beginning January 2000, the operating results of Sherpa and IFD have been included in SDRC's operating results. Goodwill of approximately $11,386 has been recorded at June 30, 2000 and is being amortized over five years. The acquisition of Sherpa expanded SDRC's base of customers. SDRC has designed a technology transition path to migrate Sherpa users to Metaphase(R), while also enabling these companies to leverage their existing software deployments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands)

SDRC is a leading developer and global marketer of collaborative software and service solutions for the product lifecycle. Customers use SDRC's software systems to develop mechanical products and manage information about their products. SDRC's computer-aided design, computer-aided manufacturing and computer-aided engineering software tools are used to design products, analyze performance, and program manufacturability. SDRC markets its integrated mechanical CAD/CAM/CAE software under the brand name I-DEAS(R). Metaphase is SDRC's suite of Internet-enabled product knowledge management ("PKM") tools, which assists companies in tracking and distributing product information from inception to manufacturing and throughout the product lifecycle. In 2000, SDRC introduced Accelis(TM), a web-based, e-business integration framework to exchange product information among developers, suppliers, customers and other participants in a product's lifecycle. Complementing its software solutions, SDRC supports its customers with training, software implementation and consulting services through its professional services staff.

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

Revenue

SDRC's total revenue grew 6% and 3% for the three and six months periods ended June 30, 2000, respectively, compared to the corresponding 1999 periods. Total revenue growth was primarily a result of PKM maintenance and services revenues, which grew 43% and 37% for the three and six months ended June 30, 2000, compared to the corresponding 1999 periods. Total maintenance and service revenue grew 16% and 14% for the three and six months periods ended June 30, 2000, compared to the 1999 periods. Total license revenue declined 6% and 11% for the three and six months ended June 30, 2000, compared to the corresponding 1999 periods. CAD/CAM/CAE and PKM licenses sales were each lower in both 2000 periods compared to the same periods in 1999.

License sales of CAD/CAM/CAE declined 7% in the quarter ended June 30, 2000, compared to the corresponding 1999 quarter and 12% for the six months ended June 30, 2000, compared to the 1999 period. The comparison to 1999 includes several significantly large automotive industry license sales in 1999. Lower CAD/CAM/CAE license revenue in 2000 reflected a weaker market for mechanical CAD products compared to the first six months of 1999. CAD/CAM/CAE license revenue did grow sequentially over the past three quarters. CAD/CAM/CAE maintenance and services revenue grew 4% for both the three and six month periods ended June 30, 2000 compared to the corresponding 1999 periods. The revenue increase is a result of more maintenance revenues from a growing installed customer base.

Total revenue from PKM products grew 25% for the quarter ended June 30, 2000 compared to the second quarter of 1999. PKM license revenue declined 4% in the quarter ended June 30, 2000 compared to the corresponding 1999 quarter and 7% for the six months ended June 30, 2000 compared to the corresponding 1999 period. The PKM market is a relatively new and growing market. Metaphase license sales are characterized by large order sizes and long sales cycles. As a result, variations in short term growth rates are likely. In 2000, SDRC finalized multi-million dollar Metaphase license orders. While the order sizes were larger than in 1999, fewer orders were finalized through June 2000. PKM service and maintenance revenue grew 43% during the quarter ended June 30, 2000 compared to the same period last year. For the six months ended June 30, 2000, PKM service and maintenance revenue grew 37% compared to the same period in 1999. This growth was driven by maintenance and services revenues from an expanded customer base. Since last year, the installed base of customers has grown through acquisitions and new license sales. Revenues from PKM products accounted for 33% and 29% of total revenues for the six month periods ended June 30, 2000 and 1999, respectively. SDRC expects PKM revenues to become a larger portion of its total revenues in the future.

For the three month periods ended June 30, 2000 and 1999, revenue in North America accounted for 44% and 45%, Europe 34% and 39%, and Asia Pacific 22% and 16% respectively, of consolidated net revenues. The strong value of the US dollar against the European currencies during the second quarter accounted for most of the decrease in European revenue. For the six month periods ended June 30, 2000 and 1999, revenue in North America accounted for 43% and 45%, Europe 35% and 37% and Asia Pacific 22% and 18%. Revenue growth of 45% in Asia Pacific for the second quarter of 2000 was the result of an order from a major automotive supplier for I-DEAS licenses. The automotive industry accounted for the total revenue growth in North America, Europe and Asia Pacific. SDRC expects the international market to continue to account for a significant portion of total future revenue.

Cost of Revenue

Cost of revenue consists principally of the staff and related costs associated with fee based services and support for software maintenance contracts, amortization of goodwill, acquired intangibles and capitalized software costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue increased 13% and 16% for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999. Cost of revenue represented 43% and 45% of revenue for the three and six month periods ended June 30, 2000, respectively, compared to 40% of revenue for the corresponding three and six month periods in 1999. Incremental costs of maintenance and services during 2000 were greater than declines in the total cost of licenses.

The cost of licenses decreased 10% to $7,873 for the quarter ended June 30, 2000 and 9% to $15,718 for the six months ended June 30, 2000 compared to the same periods in 1999. As a result of lower license revenues, third party royalties were lower than during the corresponding 1999 periods. Due to recent acquisitions, the amortization of capitalized software, goodwill and acquired intangibles increased 40% for the second quarter of 2000 and 29% for the six months ended June 20, 2000 compared to the corresponding 1999 periods. The cost of licenses, as a percentage of license revenue was 18% and 19% for the three and six month periods ended June 30, 2000 compared to 19% for the same periods in 1999. Costs remained stable as a percentage of revenue because lower third party royalties were offset by an increase in the amortization of software, goodwill and other intangibles.

The cost of maintenance and services was $42,829 for the quarter ended June 30, 2000 and $85,006 for the six months ended June 30, 2000 and increased 18% and 22%, respectively, compared to the corresponding periods in 1999. The cost of services and maintenance, as a percentage of related revenue, was 58% and 59% for the three and six month periods ended June 30, 2000 compared to 57% and 55% for the corresponding periods in 1999. The increase included incremental compensation, facility and related expenses associated with an increase in the number of PKM services personnel. Additionally, the utilization and cost of outside contractors increased to support customer implementation projects, particularly for PKM. Amortization of intangibles from recent acquisitions also contributed to the increase compared to last year.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of the compensation, travel and facility costs associated with the worldwide sales and marketing staff. These also include advertising cost, product localization and amortization of acquired trade names and customer lists. Selling and marketing expenses represented 25% of revenue for the quarter ended June 30, 2000 compared to 27% for the 1999 quarter. Total selling and marketing expenses remained flat for the quarter ended June 30, 2000 compared to the same period in 1999. Increases in facility expenses and bad debt reserves in Europe were offset by decreases in worldwide sales commissions and advertising costs compared to the prior year quarter. Selling and marketing costs for the six months ended June 30, 2000 decreased 5% to $57,762 as compared to the prior year period. The decrease was primarily due to lower sales commissions associated with a decrease in license revenue and to a lesser extent, lower amounts paid for advertising costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, computer equipment and facilities cost associated with the product development staff. They exclude costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses increased 35% and 29% for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999. The increase in 2000 was mainly due to a 4% increase in product development staff and higher external consulting costs, both of which supported SDRC's growing initiatives for collaborative e-business products. A 20% decrease in the amount of software capitalized also contributed to the increase in research and development costs in 2000. In the quarter ended June 30, 2000, SDRC capitalized $9,308 of software development cost, compared to $11,734 in the corresponding 1999 period. Software capitalization substantially decreased in the second quarter of 2000 compared to the corresponding 1999 quarter, due to the timing of work on I-DEAS 8, which was released in June 2000. The I-DEAS 8 release is Microsoft(TM) Windows(TM) compatible and features a new set of web-enabled solutions, which allows customers to leverage Internet access. In future periods, the amount of capitalized software development cost and accordingly, research and development expenses, may vary depending on the stage of development being performed on future product releases. Additionally, aggressive development of e-business collaboration software may require an increased investment in product development resources, particularly for Metaphase and Accelis.

General and Administrative Expenses

General and administrative expenses consist of costs associated with the executive, finance, legal, human resource and corporate administrative staffs. General and administrative expenses represented 4% of revenue for the three and six month periods ended June 30, 2000 and for the three and six month periods ended June 30, 1999. General and administrative expenses increased to $5,096 and $9,842 for the three and six month periods ended June 30, 2000 compared to $4,379 and $9,306 for the corresponding 1999 periods. The increases were a result of higher compensation, facility and equipment expenses necessary to support the changing business environment. General and administrative expenses in the future are expected to remain a small percentage of total revenue.

Other Income, net

For the three and six month periods ended June 30, 2000, other income was $3,472 and $4,185 and reflects interest income from cash equivalents and marketable securities of $2,064 and $3,708 respectively. In addition to interest income, other income in 2000 reflects a net gain of approximately $969 associated with the settlement of a lease obligation for an unoccupied building in the United Kingdom. During the first quarter of 2000, other income included a charge of approximately $1,400 for the divestiture of SDRC's Advanced Test & Analysis operations. Other income for the three and six month periods ended June 30, 1999 was $1,974 and $3,435 and consisted of interest income of $1,862 and $3,355 respectively. The increase in interest income during 2000 is due to higher yields on invested balances.

Taxes

The effective tax rate for the six month period ended June 30, 2000, was 38.5%, compared to 37% for the corresponding six month period in 1999. The increase in the effective tax rate is primarily due to the non-deductible goodwill amortization associated with the TD Technologies, Inc. acquisition in September 1999 and the Sherpa acquisition in January 2000.

Comprehensive Income

The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Larger net foreign currency translation losses occurred in 2000 compared to 1999 because the U.S. dollar strengthened against the foreign currencies of the subsidiaries.

Acquisition

In January 2000, SDRC acquired all the stock of Sherpa and IFD from Inso Corporation. SDRC initially paid $5,000 in cash and assumed net liabilities of approximately $3,700. SDRC is also obligated to pay contingent, cash consideration dependent on final 1999 Sherpa operating activity and 2000 Sherpa product revenues. The transaction was recorded as a purchase, and beginning January 2000, the operating results of Sherpa and IFD have been included in SDRC's operating results. Goodwill of approximately $11,386 has been recorded at June 30, 2000 and is being amortized over five years. The acquisition of Sherpa expanded SDRC's base of customers. SDRC has designed a technology transition path to migrate Sherpa users to Metaphase, while also enabling these companies to leverage their existing software deployments.

Liquidity and Capital Resources

During the six months ended June 30, 2000, SDRC generated $37,272 of cash from operating activities, compared to $65,903 for the same period in 1999. Less operating cash was generated in 2000 compared to the 1999 period primarily due to the timing of customer billings and cash receipts. In 1999, several large customer orders were recorded and collected during the first two months of the second quarter. By comparison, in the second quarter of 2000, certain large license orders were finalized late in the quarter and were uncollected as of June 30, 2000. Advanced billings occurred for service and maintenance contracts late in the second quarter of 2000 which also contributed to the increase in both accounts receivable and deferred revenues at June 30, 2000.

SDRC used $23,213 and $22,761 of cash for investing activities during the six month periods ended June 30, 2000 and 1999, respectively. Through June 2000, SDRC used approximately $5,000 of cash for the acquisition of Sherpa. In July 2000, SDRC paid $2,700 and expects to pay up to $4,000 more to complete the acquisition during the next nine months. In March 2000, SDRC sold its Advanced Test & Analysis operations and agreed to make incentive payments to the acquirer for retaining key personnel to complete service contracts for SDRC. Through June 30, 2000, SDRC paid approximately $548 toward the incentive obligation and expects to make additional payments of approximately $852 to the acquirer over the next six months.

At June 30, 2000, SDRC had cash and investments of $138,312, compared to $121,507 at December 1999. SDRC's net working capital was $122,245 at June 30, 2000. SDRC does not have any long term debt obligations. SDRC may use portions of its cash and investments to acquire technology complementary to its product offerings or to purchase additional shares of its own stock. The existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund SDRC's projected needs for the foreseeable future.

Factors That May Affect Future Results

Product Development

SDRC has embarked on a strategy to expand its product line coverage for visualization features, data exchange functionality, Internet operable design and expedient Metaphase implementation tools. The markets for these initiatives, and the entire collaborative product development industry, are highly competitive and characterized by rapid technological change, shifting customer needs and continual innovation. SDRC's success is dependent on its ability to anticipate user needs and to keep pace with new technological developments which customers need. SDRC and its competitors are spending significant resources to develop Internet-based collaboration tools. In March 2000, SDRC announced a new product brand, Accelis(TM), which will be the foundation for SDRC's line of e-business product data integration tools. The speed and degree that SDRC can develop and market Internet-operable data exchange and other e-business features through Accelis and its other product lines, will affect future operating results.

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

Sales Execution

SDRC's sales approach is focused on enterprise-wide collaboration solutions which include software licenses, support and consulting services, primarily to larger customer accounts. During 1999, the Company initiated a new selling strategy, called SDRC's Partnership for Competitive Excellence ("SPACE"), deployed as a means to invigorate its selling efforts to key accounts. As SDRC continues to focus more on its SPACE program, additional field sales headcount may be added in the future. SDRC sells all of its products through the same direct sales force. Accordingly, organizational execution, sales force training and related issues could hinder the sales force's ability to secure customer accounts to the extent planned. Besides its own sales force, SDRC continues to rely on distributors, representatives and value-added resellers to sell a significant portion of its software licenses. Disruptions in the internal sales organization or with a distributor, representative or value-added reseller could have a significant impact on operating results in a quarter.

A significant portion of quarterly revenues are usually generated from relatively large customer license orders. As a result, failure to close a few large orders in a particular quarter may negatively impact operating results. Historically, a significant portion of SDRC's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders toward the end of the period makes projections of quarterly financial results difficult. SDRC usually ships software licenses within one to two weeks after receipt of a customer order. From time to time orders exist at the end of a quarter which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period.

Product Markets

SDRC derives most of its revenues from selling software products and services to the high-end users in the mechanical collaboration product commerce market. SDRC invests resources in product development, selling, marketing and customer service opportunities with the expectation of revenue growth and incremental earnings. SDRC expects the Internet to continue to grow as a medium of commerce. If manufacturers and their product partners do not adopt the Internet for product data exchange, or adopt it slower than expected, revenues will be less than expected. Likewise, if market growth rates for CAD/CAM/CAE or PKM markets are less than forecasted, SDRC's license revenue growth, as well as maintenance and services revenue growth, are likely to be less than expected. Market growth, and SDRC's ability to match resource levels with revenue growth rates, will directly impact its future operating results. SDRC's operating expense levels are planned, in part, on forecasted revenue growth, and expense levels are generally committed in advance. Since expenses are relatively fixed in the near term, future operating results will be impacted by SDRC's ability to convert invested outlays into expected revenue growth at profitable margins.

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

Technology Investment

Over the past two years, SDRC has purchased software technology and spent significant internal resources to develop new functionality. SDRC acquired Imageware, TD Technologies, Inc., Enterprise Software Products, Inc. and Sherpa with the objective of extending its CAD/CAM/CAE and PKM product offerings and expanding its customer base. Additionally, SDRC capitalized approximately $33,000 of internal development cost for I-DEAS 8, its latest version of web-enabled CAD/CAM/CAE software, released in June 2000. These investments have resulted in increased amortization expense for capitalized software, goodwill and other acquired intangible assets which will continue over the next few years. In addition to these investments, SDRC may acquire additional technologies that have strategic benefit. The affect on future earnings will depend, in part, on SDRC's ability to integrate the purchased technology and advance it for SDRC's customers. Additionally, market growth and sales expansion must be sufficient to improve profitability under a higher fixed cost structure.

Stock Market Volatility

The trading price of SDRC's stock, like other software and technology stocks, is subject to significant volatility. If revenues or earnings fail to meet investors' expectations, there could be an immediate and significant adverse impact on the trading price of SDRC's stock. In addition, SDRC's stock price may be affected by broader market factors that may be unrelated to SDRC's performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have not been any significant changes to SDRC's financial market risk exposure since filing of the 1999 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the May 4, 2000 Annual Meeting of Shareholders, the Company's shareholders voted to:

Elect the following Class I directors to serve until the 2002 Annual Meeting as follows:

William P. Conlin - 31,126,689 shares in favor; 525,035 shares withheld or against.

Maurice F. Holmes - 31,153,475 shares in favor; 498,249 shares withheld or against

Bannus B. Hudson - 31,116,729 shares in favor, 534,994 shares withheld or against

Arthur B. Sims - 31,123,115 shares in favor, 528,609 shares withheld or against

There were no broker non-votes.

Ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for 2000. Shares totaling 31,552,616 voted in favor, 42,568 voted against and 56,540 abstained with no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits
27 Financial data schedule for the period ended June 30, 2000, filed herewith.
b)	No report on Form 8-K was filed during the second quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Date:	August 9, 2000	By:	/s/ Jeffrey J. Vorholt Jeffrey J. Vorholt, Vice President, Chief Financial Officer and Treasurer

*	Pursuant to the last sentence of

General Instruction G to Form 10-Q,

Mr. Jeffrey J. Vorholt has executed

this Quarterly Report on Form 10-Q

both on behalf of the registrant and

in his capacity as its principal

financial and accounting officer.