Form 10-Q
period 2000-09-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 2000-11-14
CIK 820235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

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

As of October 31, 2000 there were 35,502,849 shares of the Registrant's Common Stock, without par value, issued and outstanding.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Form 10-Q for period ending September 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Software licenses	$32,932	$42,416	$115,617	$135,208
Software maintenance and services	72,652	66,491	216,276	192,881
Total revenue	105,584	108,907	331,893	328,089

Cost of revenue:
Cost of licenses	8,816	12,913	24,534	30,277
Cost of maintenance and services	40,590	38,626	125,596	108,445
Total cost of revenue	49,406	51,539	150,130	138,722
Gross profit	56,178	57,368	181,763	189,367

Operating expenses:
Selling and marketing	30,491	30,505	88,253	91,203
Research and development	22,132	16,965	63,778	49,370
General and administrative	5,104	4,424	14,946	13,730
In-process research and
development	--	2,350	--	2,350
Total operating expenses	57,727	54,244	166,977	156,653
Operating income	(1,549)	3,124	14,786	32,714

Other income, net	2,174	1,464	6,359	4,899
Income before income taxes	625	4,588	21,145	37,613
Income tax expense	329	2,051	8,229	14,271
Net income	$296 ======	$2,537 ======	$12,916 ======	$23,342 ======

Net income per share:
Basic	$.01	$.07	$.36	$.65
Diluted	.01	.07	.35	.62

Comprehensive income	$(1,707) ======	$3,538 ======	$9,228 ======	$21,762 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2000	1999
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$140,017	$121,507
Marketable securities	17,569	12,003
Trade accounts receivable, net	93,686	91,288
Other accounts receivable	7,491	7,779
Prepaid expenses and other current assets	9,167	10,442
	267,930	243,019

Marketable securities	8,585	11,174

Property and equipment, at cost:
Computer and other equipment	74,977	68,735
Office furniture and equipment	22,278	19,415
Leasehold improvements	10,329	8,322
	107,584	96,472

Less accumulated depreciation and amortization	82,900	72,871
Net property and equipment	24,684	23,601

Marketable software costs, net	60,605	60,832
Goodwill and other intangibles	49,031	42,164
Other assets	9,219	7,759

Total assets	$420,054 =======	$388,549 =======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2000	1999
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$15,861	$16,812
Accrued expenses	56,353	54,545
Accrued income taxes	2,915	6,139
Deferred revenue	71,057	52,451
Total current liabilities	146,186	129,947

Long-term liabilities	7,565	8,685

Shareholders' equity:
Common stock, stated value $.0069 per share	252	247
Authorized 100,000 shares; outstanding shares-
36,273 and 35,592 net of 2,618 and 2,678 shares
in treasury
Capital in excess of stated value	130,597	123,444
Retained earnings	143,682	130,766
Accumulated other comprehensive income:
Foreign currency translation adjustment	(8,127)	(4,332)
Unrealized holding loss on marketable securities	(101)	(208)
Accumulated other comprehensive income	(8,228)	(4,540)
Total shareholders' equity	266,303	249,917

Total liabilities and shareholders' equity	$420,054 =======	$388,549 ========

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net Income	$12,916	$23,342
Adjustments to reconcile net income to net cash flows
from operating activities:
Amortization of computer software cost	14,289	10,704
Depreciation	9,526	8,875
Amortization of goodwill and acquired intangibles	7,430	3,844
Purchased in-process research and development	--	2,350
Net loss on sale of business and property	477	111
Other	(120)	(47)
Changes in assets and liabilities from operating activities:
Accounts receivable	2,168	7,775
Prepaid expenses and other assets	1,596	3,113
Accounts payable and accrued expenses	(5,181)	(1,843)
Income taxes	(4,267)	1,778
Deferred revenue	14,027	11,793
Other long-term liabilities	197	409
Net cash provided by operating activities	53,058	72,204

Cash flows from investing activities:
Purchases of marketable securities, net	(2,585)	(6,188)
Additions to property and equipment, net	(10,095)	(7,333)
Additions to marketable software costs	(12,702)	(18,553)
Acquisitions, net of cash acquired	(8,838)	(15,548)
Divestiture of certain operations	(873)	--
Net cash used in investing activities	(35,093)	(47,622)

Cash flows from financing activities:
Issuance of common stock	6,334	4,236
Purchase of common stock	(1,994)	(4,762)
Net cash provided (used) by financing activities	4,340	(526)

Effect of exchange rate changes on cash	(3,795)	(1,341)
Increase in cash and cash equivalents	18,510	22,715

Cash and cash equivalents:
Beginning of period	121,507	100,581
End of period	$140,017 ======	$123,296 ======

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

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income (numerator)	$296 ======	$2,537 ======	$12,916 ======	$23,342 =====

Weighted average outstanding:
Common shares (basic denominator)	36,271	35,875	36,020	35,736
Dilutive employee stock options	1,500	1,594	1,025	1,842

Common stock and dilutive common
stock equivalents (diluted denominator)	37,771 ======	37,469 ======	37,045 ======	37,578 =====

Earnings per share:
Basic	$.01	$.07	$.36	$.65
Diluted	$.01	$.07	$.35	$.62

Options to purchase 1,980 and 2,154 shares of common stock for the three and nine months ended September 30, 2000 and 1,976 and 1,916 shares of common stock for the three and nine months ended September 30, 1999 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares.

(3) Acquisitions

In January 2000, SDRC acquired all the stock of Sherpa Systems Corporation ("Sherpa") and Inso France Development, SA ("IFD") from Inso Corporation. SDRC initially paid $5,000 in cash and assumed net liabilities of approximately $6,342. SDRC is also obligated to pay contingent, cash consideration dependent on final 1999 Sherpa operating activity and 2000 Sherpa products revenue. In July 2000, SDRC made a payment of approximately $2,700 toward the additional consideration. Current estimates of future payments do not exceed $3,000. The acquisition was recorded as a purchase and beginning January 2000, the operating results of Sherpa and IFD have been included in SDRC's operating results. Goodwill of approximately $14,190 has been recorded at September 30, 2000 and is being amortized over five years. The acquisition of Sherpa expanded SDRC's base of customers. SDRC has designed a technology transition path to migrate Sherpa users to Metaphase(R).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands)

SDRC is a leading developer and global marketer of collaborative software and service solutions for the product lifecycle. Customers use SDRC's software solutions to develop mechanical products and manage information about their products. SDRC's computer-aided design, computer-aided manufacturing and computer-aided engineering software tools are used to design products, analyze performance and program manufacturability. SDRC markets its integrated mechanical CAD/CAM/CAE software under the brand name I-DEAS(R). Metaphase is SDRC's suite of Internet-enabled product knowledge management ("PKM") tools, which assists companies in tracking and distributing product information from inception to manufacturing and throughout the product lifecycle. In 2000, SDRC introduced Accelis(TM), a web-based, e-business integration framework to exchange product information among developers, suppliers, customers and other participants in a product's lifecycle. Complementing its software solutions, SDRC supports its customers with training, software implementation and consulting services through its professional services staff.

Certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of resources, and the other risks detailed from time to time in SDRC's Securities and Exchange Commission reports. SDRC's results could differ from those results described herein. Forward looking information should be evaluated in the context of these and other factors, some of which are described in more detail in "Factors That May Affect Future Results".

Revenue

SDRC's total revenue declined 3% for the three months ended September 30, 2000 compared to the corresponding 1999 quarter. Total maintenance and services revenue increased 9% while license revenue decreased 22% for the third quarter of 2000. Absent a 3% decline in revenue due to weaker European currencies against the US dollar for the 2000 quarter, total revenue would have remained flat as compared to the corresponding 1999 quarter. For the nine months ended September 30, 2000, total revenue increased 1% compared to the corresponding 1999 period. Increases in maintenance and services revenue of 12% over the 1999 period, offset a 14% decline in license sales in 2000.

CAD/CAM/CAE revenue represented 63% and 66% of total revenue for the three and nine months ended September 30, 2000. License sales of CAD/CAM/CAE declined 25% in the quarter ended September 30, 2000 compared to the corresponding 1999 quarter and 16% for the nine months ended September 30, 2000 compared to the 1999 period. The comparison to 1999 includes several significantly large automotive industry license sales in 1999, particularly in the third quarter. Lower CAD/CAM/CAE license revenue in 2000 reflected a slower, more mature market for high-end mechanical CAD products compared to the first nine months of 1999. CAD/CAM/CAE services and maintenance revenue grew 2% and 3% respectively, for the three and nine months ended September 30, 2000 compared to the corresponding 1999 periods. Revenue growth from maintenance for both the three and nine months in 2000 was offset by declines in consulting services revenue, compared to the corresponding 1999 periods. The increase in maintenance revenue was generated from supporting a larger CAD/CAM/CAE installed customer base.

PKM license revenue declined 19% in the quarter ended September 30, 2000 compared to the corresponding 1999 quarter and 11% for the nine months ended September 30, 2000 compared to the corresponding 1999 period. The PKM market is a relatively new and volatile market. Metaphase license sales are characterized by large order sizes and long sales cycles. For the first nine months of 2000, SDRC finalized several multi-million dollar Metaphase license orders. While the order sizes were larger in 2000 than in 1999, fewer orders were finalized through September 2000. PKM service and maintenance revenue grew 26% during the quarter ended September 30, 2000 compared to the prior year quarter. For the nine months ended September 30, 2000, PKM service and maintenance revenue grew 33% compared to the same period in 1999. This growth was driven by maintenance and services revenue from an expanded customer base. Since last year, the installed base of customers has grown through acquisitions and new license sales. Revenue from PKM products accounted for 34% and 30% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. SDRC expects PKM revenue to become a larger portion of its total revenue in the future.

For the three months ended September 30, 2000 and 1999, revenue in North America accounted for 42% and 46%, Europe 37% and 36%, and Asia Pacific 21% and 18% respectively, of total revenue. An increase in PKM products revenue in Europe was partially offset by the devaluation of European currencies, as the U.S. dollar strengthened in the third quarter of 2000. The decrease in North America revenue for the quarter was due to a significant license sale from a large automotive supplier in the 1999 quarter that did not recur. For the nine months ended September 30, 2000 and 1999, revenue in North America accounted for 42% and 45%, Europe 36% and 33% and Asia Pacific 22% and 22%, respectively. SDRC expects the international market to continue to account for a significant portion of total future revenue.

Cost of Revenue

Cost of revenue consists principally of the staff and related costs associated with fee-based services and support for software maintenance contracts, amortization of goodwill, acquired intangibles and capitalized software costs, royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue decreased 4% and increased 8% for the three and nine months ended September 30, 2000 respectively, compared to the three and nine months ended September 30, 1999. Cost of revenue represented 47% and 45% of revenue for the three and nine months ended September 30, 2000 respectively, compared to 47% and 42% of revenue for the corresponding three and nine month periods in 1999. For the first nine months of 2000, incremental costs of maintenance and services were greater than declines in the total cost of licenses.

The cost of licenses decreased 32% for the quarter ended September 30, 2000 and 19% for the nine months ended September 30, 2000 compared to the same periods in 1999. In the third quarter of 1999, cost of licenses included a non-recurring royalty charge of $4,200 paid to a third party supplier in connection with a major Metaphase license sale. Aside from this anomaly, third party royalties were lower in the 2000 quarter than the corresponding 1999 quarter, due to lower license sales. Due to recent acquisitions, the amortization of capitalized software, goodwill and acquired intangibles increased 52% for the third quarter of 2000 and 37% for the nine months ended September 30, 2000 compared to the corresponding 1999 periods. The cost of licenses, as a percentage of license revenue, was 27% and 21% for the three and nine month periods ended September 30, 2000 respectively, compared to 30% and 22% for the same periods in 1999. The decrease in third party royalties, particularly in the third quarter of 2000, more than offset the increase in the amortization of software, goodwill and other intangibles.

The cost of services and maintenance, as a percentage of related revenue, was 56% and 58% for the three and nine months ended September 30, 2000 respectively, compared to 58% and 56% for the corresponding periods in 1999. The cost of maintenance and services increased 5% and 16% for the three and nine months ended September 30, 2000 respectively, compared to the corresponding periods in 1999. The increases in 2000 are due to a 6% increase in customer support personnel as a result of product maintenance growth for both I-DEAS and Metaphase and a 5% increase in services personnel. Additionally, the use of outside contractors increased to support PKM customer implementation projects. Amortization of intangibles from recent acquisitions also contributed to the increase compared to last year.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of the compensation, travel and facility costs associated with the worldwide sales and marketing staff. These also include advertising cost, product localization and amortization of acquired trade names and customer lists. Selling and marketing expenses represented 29% of revenue for the quarter ended September 30, 2000 compared to 28% for the corresponding 1999 quarter. Total selling and marketing expenses remained flat for the quarter ended September 30, 2000 compared to the same period in 1999. Increases in bad debt reserves in Europe were offset by decreases in worldwide sales commissions and advertising costs compared to the prior year quarter. Selling and marketing costs for the nine months ended September 30, 2000 decreased 3% compared to the same prior year period. The decrease was primarily due to lower sales commissions associated with a decrease in license revenue and to a lesser extent, lower amounts paid for advertising costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, computer equipment and facility costs associated with the product development staff. They exclude costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Research and development expenses increased 30% and 29% for the three and nine months ended September 30, 2000 respectively, compared to the three and nine months ended September 30, 1999. The increase resulted primarily from a decline in the amount of software development cost capitalized. In the three and nine months ended September 30, 2000, SDRC capitalized $3,394 and $12,778 of software development cost respectively, compared to $6,269 and $18,303 in the corresponding 1999 periods. The substantial decrease in capitalization is due to the timing of extensive work on I-DEAS 8. Software capitalization for I-DEAS 8 began in late 1998 and ran through its release in June 2000, with the majority of the capitalization work being performed in the third and fourth quarter of 1999. In future periods, the amount of capitalized software development cost and accordingly, research and development expenses, may vary depending on the stage of development and the extent of functionality being performed on future product releases. The increase in research and development expense in 2000 is also, to a lesser extent, attributed to a 2% increase in product development staff and higher external consulting costs, both of which supported solutions for the e-business environment. Aggressive development of e-business collaboration software may require an increased investment in product development resources.

General and Administrative Expenses

General and administrative expenses consist of costs associated with the executive, finance, legal, human resource and corporate administrative staffs. General and administrative expenses represented 5% of revenue for the three and nine months ended September 30, 2000 and 4% of revenue for the three and nine months ended September 30, 1999. General and administrative expenses increased to $5,104 and $14,946 for three and nine months ended September 30, 2000 respectively, compared to $4,424 and $13,730 for the corresponding 1999 periods. The increases were a result of higher compensation, facility and equipment expenses. General and administrative expenses in the future are expected to remain a small percentage of total revenue.

Other Income, net

For three and nine months ended September 30, 2000, other income was $2,174 and $6,359 and reflects interest income from cash equivalents and marketable securities of $2,425 and $6,134 respectively. In addition to interest income, other income in 2000 reflects a net gain of approximately $969 associated with the settlement of a lease obligation for an unoccupied building in the United Kingdom. During the first quarter of 2000, other income included a charge of approximately $1,400 for the divestiture of SDRC's Advanced Test & Analysis operations. Other income for three and nine months ended September 30, 1999 was $1,464 and $4,899 and consisted of interest income of $1,874 and $5,228 respectively. The increase in interest income during 2000 is due to higher yields on larger invested balances and includes $300 in additional interest received in the third quarter of 2000 related to refunds of prior year income taxes.

Taxes

The effective tax rate for three and nine months ended September 30, 2000, was 53% and 39% respectively, compared to 45% and 38% for the corresponding 1999 periods. The increase in the effective tax rate is primarily due to the non-deductible goodwill amortization associated with the TD Technologies, Inc. ("TD") acquisition in September 1999 and the Sherpa acquisition in January 2000.

Comprehensive Income

The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. For nine months ended September 30, 2000 the loss on currency translation was $3,795 as compared to $1,341 for the corresponding 1999 period due to the strengthening of the US dollar against the foreign currencies of the subsidiaries.

Acquisitions

In January 2000, SDRC acquired all the stock of Sherpa and IFD from Inso Corporation. SDRC initially paid $5,000 in cash and assumed net liabilities of approximately $6,342. SDRC is also obligated to pay contingent, cash consideration dependent on final 1999 Sherpa operating activity and 2000 Sherpa products revenue. The transaction was recorded as a purchase and beginning January 2000, the operating results of Sherpa and IFD have been included in SDRC's operating results. Goodwill of approximately $14,190 has been recorded at September 30, 2000 and is being amortized over five years. The acquisition of Sherpa expanded SDRC's base of customers. SDRC has designed a technology transition path to migrate Sherpa users to Metaphase.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, SDRC generated $53,058 of cash from operating activities compared to $72,204 for the same period in 1999. Less operating cash was generated in 2000 compared to the 1999 period primarily due to lower operating income. Timing differences in vendor payments and prepaid expenses also contributed to the decrease in operating cash in 2000.

SDRC used $35,093 and $47,622 of cash for investing activities during the nine months ended September 30, 2000 and 1999, respectively. In 1999, SDRC spent $15,228, net of cash acquired, to purchase all the stock of Enterprise Software Products, Inc. ("ESP") and paid $320 related to the TD acquisition. In January 2000, SDRC acquired Sherpa and IFD. As of September 30, 2000, SDRC used approximately $7,388 of cash for the acquisition of Sherpa and IFD and expects to pay up to $3,000 more to complete the acquisition during the next six months. In August 2000, SDRC paid $1,450 to acquire all the stock of New Technologies, Inc. ("NTI"). In March 2000, SDRC sold its Advanced Test & Analysis operations and agreed to make incentive payments to the acquirer for retaining key personnel to complete service contracts for SDRC. As of September 30, 2000, SDRC paid approximately $873 toward the incentive obligation and expects to make additional payments of approximately $328 to the acquirer over the next three months.

Cash provided from the issuance of common stock for employee stock incentive plans, net of treasury stock acquired, for nine months ended September 30, 2000 was $4,340. In September 2000, SDRC purchased 120 shares of its own common stock for $1,994 pursuant to the 1998 treasury stock repurchase program. During the first nine months of 1999, SDRC acquired 295 shares of its own common stock for $4,762. The repurchase program is funded from working capital and is intended to offset the issuance of shares under the existing employee stock plans.

At September 30, 2000, SDRC had cash and investments of $140,017 compared to $121,507 at December 1999. SDRC's net working capital was $121,744 at September 30, 2000. SDRC does not have any long-term debt obligations. SDRC uses portions of its cash and investments to purchase additional shares of its own stock or to acquire technology complementary to its product offerings. In October 2000, $9,067 was spent to acquire an additional 870 shares. The existing sources of liquidity and funds anticipated to be generated from operations are expected to provide adequate cash to fund SDRC's projected needs for the foreseeable future.

Factors That May Affect Future Results

Product Development

SDRC has embarked on a strategy to expand its product line coverage for visualization features, data exchange functionality, Internet operable design and expedient Metaphase implementation tools. The markets for these initiatives, and the entire collaborative product development industry, are highly competitive and characterized by rapid technological change, shifting customer needs and continual innovation. SDRC's success is dependent on its ability to anticipate user needs and to keep pace with new technological developments which customers need. SDRC and its competitors are spending significant resources to develop Internet-based collaboration tools. In March 2000, SDRC announced a new product brand, Accelis, which will be the foundation for SDRC's line of e-business integration tools. The speed and degree that SDRC can develop and market Internet-operable data exchange and other e-business features through Accelis and its other product lines, will affect future operating results.

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

Sales Execution

SDRC's sales approach emphasizes enterprise-wide collaboration solutions, which include software licenses, support and consulting services, primarily to large customer accounts. During 1999, the Company initiated a new selling strategy, called SDRC's Partnership for Competitive Excellence ("SPACE"), deployed as a means to invigorate its selling efforts to large, enterprise-wide opportunities. Enterprise solution sales are complex and the sales process and approval cycles can be lengthy. Historically, a significant portion of SDRC's revenue is generated from shipments in the last month of a quarter. Failure to close a few large orders in a particular quarter may negatively impact operating results. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders toward the end of the period makes projections of quarterly financial results difficult. SDRC usually ships software licenses within one to two weeks after receipt of a customer order. Orders may exist at the end of a quarter, which have not been shipped; however, the value of such orders is not indicative of revenue results for any future period.

SDRC sells its products through a common direct sales force. As SDRC moves to enterprise solution selling, more effort is needed through greater sales management involvement. Accordingly, organizational execution, sales force training and related issues could hinder the sales force's ability to secure customer accounts to the extent planned. Besides its own sales force, SDRC continues to rely on distributors, representatives and value-added resellers to sell a significant portion of its software licenses. Changes with a distributor, representative or value-added reseller, or disruptions in the internal sales organization could have a significant impact on operating results in a quarter.

Product Markets

SDRC derives most of its revenue from selling software products and services to the high-end users in the mechanical collaborative product design market. SDRC invests resources in product development, selling, marketing and customer service opportunities with the expectation of revenue growth and incremental earnings. SDRC expects the Internet to continue to grow as a medium of commerce. If manufacturers and their product partners do not adopt the Internet for product data exchange, or adopt it slower than expected, revenues will be less than expected. Likewise, if market growth rates for the CAD/CAM/CAE or PKM markets are less than forecasted, SDRC's license revenue growth, as well as maintenance and services revenue growth, are likely to be less than expected. Market growth, and SDRC's ability to match resource levels with revenue levels, will directly impact its future operating results. SDRC's operating expense levels are planned, in part, on forecasted revenue, and expense levels are generally committed in advance. Since expenses are relatively fixed in the near term, future operating results will be impacted by SDRC's ability to convert invested outlays into expected revenue at profitable margins.

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

Technology Investment

Over the past two years, SDRC has purchased software technology and spent significant internal resources to develop new functionality. SDRC acquired Imageware Corporation, TD, ESP, Sherpa and NTI with the objective of extending its CAD/CAM/CAE and PKM product offerings and expanding its customer base. Additionally, SDRC capitalized approximately $33,000 of internal development cost for I-DEAS, its latest version of web-enabled CAD/CAM/CAE software, released in June 2000. These investments have resulted in increased amortization expenses for capitalized software, goodwill and other acquired intangible assets, which will continue over the next few years. In addition to these investments, SDRC may acquire additional technologies that have strategic benefit. The effect on future earnings will depend, in part, on SDRC's ability to integrate the purchased technology and advance it for SDRC's customers. Market growth and sales expansion must be sufficient to cover a higher fixed cost structure or operating results will be negatively impacted. If operating results are continually less than planned, SDRC's ability to recover the carrying value of an intangible may be impaired. Under such circumstances, SDRC will review the operating results and expected cash flows associated with the related intangible. If the fair value of the intangible is less than the carrying value, an impairment charge will be recorded against net operating income in the period the impairment is determined.

Stock Market Volatility

The trading price of SDRC's stock, like other software and technology stocks, is subject to significant volatility. If revenue or earnings fail to meet investors' expectations, there could be an immediate and significant adverse impact on the trading price of SDRC's stock. In addition, SDRC's stock price may be affected by broader market factors that may be unrelated to SDRC's performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have not been any significant changes to SDRC's financial market risk exposure since filing of the 1999 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits
	10	Form of Severance Compensation Agreement contracted with each executive officer, amended August 2000.
	27	Financial data schedule for the period ended September 30, 2000, filed herewith.
b)	No report on Form 8-K was filed during the third quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Date: November 13, 2000	By:	/s/ Jeffrey J. Vorholt
Jeffrey J. Vorholt, Vice President, Chief Financial Officer and Treasurer

*	Pursuant to the last sentence of

General Instruction G to Form 10-Q,

Mr. Jeffrey J. Vorholt has executed

this Quarterly Report on Form 10-Q

both on behalf of the registrant and

in his capacity as its principal

financial and accounting officer.