Form 10-K405
period 2000-12-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 2001-03-29
CIK 820235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 33-16541

__________________

STRUCTURAL DYNAMICS RESEARCH CORPORATION

An Ohio Corporation	I.R.S. Employer Identification No. 31-0733928
2000 Eastman Drive, Milford, Ohio 45150	Telephone Number (513) 576-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock without par value

__________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 20, 2001, 35,613,744 shares of Common Stock were outstanding. At that date, the aggregate market value of Common Stock held by non-affiliates was $394,987,617, based upon the closing sale price of the Common Stock as reported on the NASDAQ National Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated April 2, 2001 are incorporated by reference into Part III of this Form 10-K. Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Part II of this Form 10-K.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Annual Report on Form 10-K for Fiscal Year 2000

Factors That May Affect Future Results

Information in this report may contain forward-looking statements, which are based on the estimates and assumptions of management at the time such statements are made. Actual results could differ materially from those disclosed in any forward-looking statement as a result of risks and uncertainties, some of which are described in more detail in the "Factors That May Affect Future Results" section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I

(dollar amounts in thousands)

Item 1: Description of Business - General

Structural Dynamics Research Corporation ("SDRC"), founded in 1967 with headquarters near Cincinnati, Ohio, is a leading developer and global provider of software solutions for collaborative product development. Customers use SDRC's mechanical design automation ("MDA") and product knowledge management ("PKM") software solutions to develop mechanical products and manage information about their products. SDRC's software solutions facilitate innovation through collaboration, enabling customers to optimize product development early in the design process, increase productivity and significantly improve time-to-market. SDRC's software solutions maximize the efficiency of the design process, allowing product-related information to be distributed throughout the enterprise. These solutions are most valuable to companies seeking to accelerate their time to market for new products in response to increased competition. Complementing its software solutions, SDRC supports its customers with training, software implementation, consulting and hotline services. SDRC has a worldwide professional services staff with extensive knowledge of information management, mechanical design technology and development processes.

A broad range of customers use SDRC's software tools and services with the highest concentration of users in the automotive, electronics, industrial machinery and aerospace industries. SDRC's products provide the productivity benefits of leading-edge capabilities, such as ease-of-use, team-oriented product development, best-in-class design, performance simulation, data sharing and integrated applications. SDRC's software products are available on the leading engineering workstations using UNIX and Microsoft NT operating systems. This hardware platform independence allows SDRC's customers to operate in a heterogeneous environment, selecting and adding software modules for a broad range of hardware systems based upon their unique requirements.

SDRC has made several business acquisitions to expand its ability to develop and market new products for customers. In 1997, SDRC acquired the remaining stock of Metaphase Technology, Inc. ("MTI"), a joint venture company it started in 1992 to develop product data management software ("PDM"). Through the MTI acquisition, SDRC gained momentum in the PDM market and, as a result, developed a broad range of PKM products and services to support collaborative development environments.

SDRC acquired Camax Manufacturing Technologies, Inc. ("CAMAX") in 1996 and Computer Aided Systems for Engineering, Inc. ("CASE") in 1997 to expand its CAD/CAM/CAE (computer-aided design, computer-aided manufacturing and computer-aided engineering) product offerings. Camax provided SDRC with the technology for computer-aided manufacturing software including computerized numerical control machining operations. The CASE acquisition gave SDRC full control of certain drafting modules it had previously licensed through a royalty agreement with CASE. In 1998, SDRC acquired Imageware Corporation ("Imageware") for its free form surface-modeling and 3D inspection software tools for the automotive, aerospace and consumer products industries. In 1999, SDRC acquired Enterprise Software Products Inc. ("ESP"), the developer of FEMAP(R), a desktop CAE tool.

SDRC also made acquisitions to obtain functionality complementary to its PKM software, Metaphase(R). In 1998, SDRC acquired software from Altris Software, Inc. for the creation of document management functionality. In 1999, SDRC acquired TD Technologies Inc. (TD) which developed SLATETM, a knowledge management software which helps manage product requirements. In January 2000, SDRC acquired Sherpa Systems Corporation (Sherpa). Sherpa had an extensive customer base within the PDM market. With the acquisition, SDRC gained an opportunity to transition Sherpa's customers to Metaphase.

The emerging Internet economy requires manufacturers to work in a collaborative environment by connecting and empowering people, products, transactions and processes via the Internet. Successful collaboration demands sophisticated software which transforms and streamlines knowledge across an extended enterprise, including product engineers, marketing and support personnel, suppliers and customers. To reposition itself in the collaborative products market, SDRC made organizational and operational changes to its business during 2000. Product divisions were realigned to focus on specific initiatives in the development of new collaborative web-based products. New products are being introduced and development on certain products acquired through business acquisitions is being reduced. While SDRC will continue to support and market SLATE as a separate product, future SLATE development will focus on Internet-based connectivity with Metaphase. SDRC will integrate Imageware's reverse engineering and class one surfacing technologies into I-DEAS(R), its MDA product line, but SDRC will not market Imageware technologies outside of this integrated offering any longer. Additionally, SDRC will no longer develop enhancements for products acquired from Sherpa. In December 2000, SDRC recorded an impairment charge of $44,741 to write down the goodwill, marketable software and other intangible assets associated with the acquisitions of TD, Imageware and Sherpa.

Products & Services

I-DEAS

I-DEAS is a fully integrated CAD/CAM/CAE software system utilized by many high profile, global companies. I-DEAS allows development teams to design, simulate, test and manufacture product concepts faster than the time required using stand-alone or partially integrated software tools. The I-DEAS software is specifically designed to meet the needs of developers who design products by using three-dimensional virtual prototypes or digital models. Developers are able to create and view a digital "master model," a solid representation of a product that precisely defines its geometry and material characteristics. The team data management capabilities in I-DEAS enable all product development team members to collaborate in an interactive environment. Through I-DEAS Viewer, the digital master model can be easily viewed by representatives from a customer's management, marketing and manufacturing functions, utilizing the customer's web Intranet. Using I-DEAS, the digital master model can be analyzed to evaluate the mechanical performance and structural integrity of the design concept, as well as provide information that can be used to optimize product performance, study assembly sequences and evaluate manufacturability, early in the design phase. I-DEAS is scalable to smaller design groups and companies needing a mid-priced CAD solution. For these types of users, I-DEAS provides the same solid modeling technology for high-level design, while ensuring upward compatibility and migration.

FEMAP

FEMAP is a computer-aided simulation and analysis software for desktop computers. FEMAP allows engineers to create computer models that accurately determine the structural, thermal and dynamic characteristics of structures before they are built. Models created in FEMAP can be analyzed using several standard industry solvers. Results from analyses are displayed on-screen as real time animations, color contour plots or as tabular data. FEMAP is a native Windows software system allowing engineers to easily document their analyses.

Metaphase

Metaphase creates, manages and controls data associated with product information as it evolves through the product life cycle. Metaphase helps customers improve the way they organize, share and access their product data. Product developers can achieve fast, reliable access to the application used to create product designs. Managers can accurately and reliably access information about work-in-process, as well as documentation of the entire product life cycle. Metaphase is an Internet-enabled, modular PKM system designed to provide the depth and breadth of functionality which customers require to meet current and future data management needs. Metaphase Express is a solution combining Metaphase software and services with a set price. Metaphase Express includes best of class, pre-configured template solutions which speeds Metaphase implementation for specific industries.

SLATE

SLATE (System Level Automation Tool for Engineers) is an easy to use tool which assists product planners in defining, tracking and communicating product requirements as they evolve from inception. Marketed as a complementary product to Metaphase, SLATE uses a set of graphical building blocks so users are able to communicate changes and update their knowledge of product requirements as they change. SLATE offers automated document generation and supports a team approach to designing products.

Accelis

AccelisTM allows customers to integrate various information sources into a single, shared user environment to support their business processes. Accelis creates an integration framework that links a company's various enterprise systems into a single environment so customers can work under a common framework. Accelis enables companies to implement collaborative product strategies quickly, efficiently and cost effectively.

ExperTeamSM Services

SDRC provides customers with process automation and implementation services, as well as technical software support and training for the software tools it markets. By incorporating industry-specific best practices utilizing SDRC software tools, SDRC's service professionals assist customers in optimizing their product development process and improving their product design. In addition, advanced training and knowledge transfer can be provided to customers to enable them to integrate and leverage their CAD/CAM/CAE and PKM software investment. Advanced computer simulation methods and in-depth application expertise are available for traditional or highly specialized computer technologies, including design audits, product design, troubleshooting and engineering process design.

Technical application engineers provide telephone "hotline" support and on-site customer support to customers under maintenance contracts. Customers under maintenance contracts also receive software enhancement versions released during the term of their contract.

SDRC provides basic training for each major software package. Further training classes are offered for selected applications to support continued growth of customer skills and to increase the productivity of those who utilize SDRC software.

Product Development

The majority of SDRC's product research and development is performed in the United States. SDRC works closely with its customers to identify their needs and define software enhancements to be incorporated into SDRC products. SDRC has committed substantial resources to the research and development of new technologies. SDRC generally develops new functionality internally through its product development staff. SDRC also utilizes outside contractors to code functionality. Additionally, SDRC collaborates with third party developers to integrate specific functionality and provide interfaces through royalty arrangements and software purchase agreements. Research and development expenses were $85,763, $67,548 and $64,182 in 2000, 1999 and 1998, respectively. The expenses exclude $2,550 and $2,775 of product development costs which were reimbursed by other companies in 1999 and 1998, respectively.

Sales and Marketing

SDRC markets its products and services through a common direct sales and technical support work force. Typically, sales associates focus their efforts on large value orders for targeted customer accounts. SDRC also utilizes distributors, value-added resellers and other independent representatives for its selling and marketing efforts. Telemarketing is also used to sell maintenance contract renewals and services. In addition to sales account managers, SDRC's sales force includes highly skilled engineers and technical support personnel, capable of addressing the sophisticated needs of customers.

SDRC has a large, diverse base of customers. SDRC has an established relationship with a distributor in Japan, Information Services International - Dentsu Ltd., which accounted for approximately 10%, 10% and 11% of SDRC's total revenue in 2000, 1999 and 1998, respectively. Revenue from the Ford Motor Company represented 14%, 15% and 13% of total revenue in 2000, 1999 and 1998, respectively.

Historically, a significant portion of SDRC's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. SDRC usually ships software licenses within one to two weeks after receipt of a customer order. Orders may exist at the end of a quarter, which have not been shipped and recognized as revenue. The value of such orders is not indicative of revenue results for any future period, or material to operating trends.

Competition

The market for SDRC's software solutions is highly competitive. To remain competitive, SDRC must anticipate user needs by continually enhancing its existing software products and pursuing the development and introduction of new products. The collaborative products industry is relatively new. The principal competitive factors for this industry include product functionality and integration, data sharing and management capabilities, hardware platform support, ease of use, price, customer support, technical reputation and size of installed customer base. Additionally, the speed and degree in which SDRC can develop new products, particularly Internet-based collaboration tools, will directly affect SDRC's and its competitors' future operating results. Employees are an important component of SDRC's approach in providing product development solutions to its customers. SDRC's success will depend in part on its ability to attract and retain a work force whose skills are competitively recruited.

SDRC's PKM products compete against software products such as Windchill marketed by Parametric Technology Corporation, Matrix marketed by MatrixOne, ENOVIA marketed by Dassault Systemes, I/MAN marketed by Unigraphics Solutions, Inc. and products marketed by SAP and others. SDRC competes against MDA systems such as the CATIA products marketed by Dassault Systemes, the Unigraphics products marketed by Unigraphics Solutions, Inc. and the Pro/ENGINEER products marketed by Parametric Technology Corporation. SDRC also competes with CAD/CAM/CAE products native to the Microsoft Windows platform such as SolidWorks from Dassault Systemes and SolidEdge from Unigraphics. Product differentiation between high-end MDA systems and Windows native CAD/CAM/CAE products is diminishing and there are an increasing number of competitive CAD/CAM/CAE products.

Intellectual Property and Other Proprietary Rights

SDRC relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. SDRC licenses its software pursuant to signed license agreements, which impose certain restrictions on the licensee's ability to utilize the software. SDRC employs measures to preclude disclosure of its trade secrets, including requiring those persons with access to proprietary information to execute confidentiality agreements and restricting access to product source code. SDRC protects its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

Employees

As of December 31, 2000, SDRC had 2,538 full-time employees, of whom 705 were engaged in research and development; 361 in sales and marketing; 467 in technical support; 553 in services; and 452 in general management and administration.

Segment and Geographic Information

Segment and geographic information is included in Note 10 of SDRC's Notes to Consolidated Financial Statements for the year ended December 31, 2000 (see pages 39 and 40).

Item 2: Properties

The following table sets forth certain information with respect to principal facilities in which SDRC and its subsidiaries conduct their operations. In addition, SDRC leases other office sites around the world for its sales and services personnel. The facilities are adequate for current operations.

		Space Used In
	Lease	Operations
Location	Expiration	(Square Feet)	Principal Activities

Cincinnati, Ohio	2011	221,000	Corporate headquarters, product development center, and administration facilities

Cincinnati, Ohio	2007	95,000	Sales, marketing and services offices

Minneapolis, Minnesota	2006	61,000	Product development center and sales and marketing offices

Dearborn, Michigan	2003	39,000	Customer support and training facilities and product development center

Milpitas, California	2003	25,000	Sales and marketing offices, customer support facilities

Ann Arbor, Michigan	2007	23,000	Sales and marketing offices and product development center

Frankfurt, Germany	2004	23,000	Central Europe sales and customer support office

Paris, France	2002	16,000	Southern Europe sales and customer support office

Eugene, Oregon	2004	15,000	Product development and customer support office

Hitchin, England	2017	15,000	U.K. customer support and sales office

Pune, India	2006	14,000	Product development center

Munich, Germany	2001	11,000	Product development center, customer sales and support office

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

SDRC's common stock is listed and traded on The Nasdaq Stock Market under the symbol SDRC. The high and low trade prices per share for SDRC's common stock are contained in the table below.

Three months ended
March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
$ 19.00	$ 16.25	$ 18.06	$ 16.63
10.63	10.25	13.38	8.00

Three months ended
March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
$ 20.25	$ 23.44	$ 20.00	$ 16.75
15.31	15.94	13.63	8.81

SDRC paid no dividends in 2000 or 1999 and intends to continue its policy of retaining earnings to finance future growth. There were approximately 1,701 shareholders of record as of December 31, 2000.

Item 6: Selected Financial Data

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Selected Financial Data

	Year ended December 31
(in thousands, except per share data)	2000	1999	1998	1997	1996

Operating data:
Total revenue	$ 451,937	$442,223	$403,025	$351,322	$285,256
Operating income (loss)	$ (25,548)	$ 38,473	$ 42,435	$ 37,059	$ 44,900
Net income (loss)	$ (27,748)	$ 27,959	$ 35,672	$ 30,030	$ 38,148

Common share data:
Basic net income (loss) per share	$ (.77)	$ .78	$ .99	$ .85	$ 1.11
Diluted net income (loss) per share	$ (.77)	$ .75	$ .93	$ .81	$ 1.05
Average common and common equivalent shares	35,933	37,281	38,290	36,947	36,290

Balance sheet data:
Net working capital	$126,761	$113,072	$108,487	$102,329	$ 68,574
Total assets	$376,960	$388,549	$340,754	$293,196	$239,372
Long-term liabilities	$ 7,632	$ 8,685	$ 7,872	$ 7,751	$ 9,281
Total shareholders' equity	$219,284	$249,917	$215,774	$177,837	$130,547

Earnings data excluding special charges: (2)
Net income excluding special charges (1)	$ 18,594	$ 31,124	$ 38,902	$ 48,946	$ 36,632
Basic net income per share	$ .52	$ .87	$ 1.08	$ 1.39	$ 1.07
Diluted net income per share	$ .51	$ .83	$ 1.02	$ 1.32	$ 1.01

(1) Special charges were $47,345, $3,675, $3,230 and $20,850 in 2000, 1999, 1998 and 1997, respectively. Special charges include the impairments of intangible assets, purchased in-process research and development and restructuring charges. (See Note 2 to the consolidated financial statements). Net income excluding special charges reflects income tax expense as if the special charges had not occurred.

(2) For 1997 and 1996 pro forma net income and pro forma net income per share reflect the tax expense that would have been reported if Computer Aided Systems for Engineering (an S corporation for income tax reporting purposes prior to a pooling acquisition in December 1997) had been a C corporation. Beginning in 1998, the income on activity associated with Computer Aided Systems for Engineering was taxed at SDRC's C corporation rates and included in income tax expense.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollar and share amounts in thousands)

Results of Operations

SDRC derives its revenue from licensing software, selling maintenance contracts for license upgrade rights and customer support services, and supplying fee-based customer services, such as training, consulting and implementation. Total revenues were $451,937, $442,223 and $403,025 in 2000, 1999 and 1998, respectively. Total revenues grew 2% in 2000, 10% in 1999 and 15% in 1998. During 2000, an increase in maintenance and services revenue offset a decline in license revenue.

SDRC incurred several special charges over the last three years consisting of restructuring costs, impairments and in-process research and development. Special charges totaled $47,345, $3,675 and $3,230 in 2000, 1999 and 1998, respectively. In December 2000, SDRC restructured its internal organizations to drive its initiatives in the collaborative products market. SDRC recorded a special charge of $2,604 for severance and related costs to realign its product divisions and focus on specific initiatives in the development of new collaborative web-based products. In conjunction with these changes in its operating organization, SDRC evaluated the market opportunities of its existing product lines. As a result, SDRC wrote-down $44,741 of goodwill, marketable software and other acquired intangibles related to the Sherpa, TD and Imageware acquisitions. Special charges in 1999 included $1,325 to eliminate redundant positions and consolidate office space which resulted from its various acquisitions. Also, in 1999, SDRC recorded special charges of $2,350 for in-process research and development associated with the TD and ESP business acquisitions. In November 1998, SDRC recorded in-process research and development charge of $3,230 associated with the Imageware acquisition.

Net income, excluding special charges was $18,594, $31,124 and $38,902 in 2000, 1999 and 1998, respectively. Costs rose faster than revenue and as a result, SDRC's profitability margins declined in 2000 and 1999. The faster growth of maintenance and services revenue, which is more cost intensive than sales of software licenses, is the primary reason for the decline. Additionally, during 2000, research and development expense increased $18,215 for development of software solutions for the MDA and PKM markets. To a lesser degree, weaker European currencies against the U.S. dollar also contributed to the decline in profitability in 2000.

Software Licenses

Revenue from software licenses declined 11% in 2000 and grew 2% in 1999 and 3% in 1998. The decrease in license revenue in 2000 was due to lower sales in North America and Europe of CAD/CAM/CAE licenses. CAD/CAM/CAE licenses declined $19,093 in 2000, $1,909 in 1999 and $3,287 in 1998. In Asia Pacific, CAD/CAM/CAE license revenue grew 34% in 2000 but did not offset declines in North America and Europe. Lower sales were indicative of a weaker, more mature market for high-end, mechanical CAD/CAM/CAE software. During 2001, management expects that license revenue from established CAD/CAM/CAE products will primarily be limited to additional sales within the base of existing customers. Revenues from the sale of PKM licenses remained flat in 2000 compared to 10% growth in 1999 and 18% in 1998. PKM automotive and aerospace license revenue grew in Asia Pacific and Europe during 2000 but was offset by lower PKM license revenue in North America. While PKM order sizes were larger in 2000 as compared to previous years, fewer sales were finalized in 2000. PKM solution selling focuses on multiple license installations for large global enterprises. As a result, the sales cycles for PKM are lengthy and finalization is difficult to predict.

Software Maintenance and Services

Software maintenance and services revenue was $292,508 in 2000, $263,744 in 1999 and $227,888 in 1998 which accounted for 65%, 60% and 57% of total revenues in 2000, 1999 and 1998, respectively. The growth and larger proportion of total revenues reflected the increased number of software licenses installed worldwide over the last three years, primarily for Metaphase. As the installed base expanded, orders for maintenance and services increased. Revenue growth was the strongest in Europe as a result of large implementation projects for Metaphase license customers.

Product Revenues

PKM revenue includes revenue from Metaphase, SLATE, Sherpa and Accelis products. CAD/CAM/CAE revenue consists primarily of I-DEAS MDA products. Combined revenue from the sale of PKM licenses, maintenance and services grew 18% in 2000, 15% in 1999 and 26% in 1998 and accounted for 35%, 31% and 29% of total revenue in 2000, 1999 and 1998, respectively. Combined CAD/CAM/CAE revenue grew 11% in 1998 and 8% in 1999 but decreased 5% in 2000 as declines in license revenue exceeded slight increases in maintenance and services revenue. In 2001, management expects total PKM revenue to continue to grow faster than CAD/CAM/CAE revenue, becoming a larger percentage of total revenue. The installed base of PKM customers is expected to grow with an increasing effect on maintenance and services revenue.

[Bar Graph]	2000	1999	1998
CAD/CAM/CAE maintenance and services	$187,651	$183,287	$159,614
PKM maintenance and services	104,857	80,457	68,274
CAD/CAM/CAE licenses	104,034	123,127	125,036
PKM licenses	55,395	55,352	50,101

Geographic Revenues

Of total revenue, North America accounted for 44%, 45% and 45%; Europe, 34%, 37% and 34%; and Asia- Pacific, 22%, 18% and 21% in 2000, 1999 and 1998, respectively. Management expects that the international market will continue to account for a significant portion of total revenue in future periods. The devaluation of European currencies against the U.S. dollar accounted for the decline in European revenue in 2000. Absent the currency effect, European revenue grew 5% in 2000 as compared to 1999.

[Bar Graph]	2000	1999	1998
America's	$197,389	$198,309	$178,979
Europe	156,589	163,071	138,091
Asia-Pacific	97,959	80,843	85,955

Cost of Revenue

Cost of revenue consists of the compensation and related staff costs associated with fee-based services and support of software maintenance contracts; amortization of goodwill; acquired intangibles and capitalized software costs; royalty fees paid to third parties under licensing agreements and the cost of distributing software products. The total cost of revenue was $204,251, $189,302 and $155,936 for 2000, 1999 and 1998, respectively. The cost of licenses, as a percentage of license revenue, decreased to 21% for 2000, compared to 22% and 18% for 1999 and 1998, respectively. The cost of license revenue in 2000 decreased $5,899, a 15% decline compared to 1999. The majority of the decrease was attributed to a non-recurring royalty charge in 1999 of $4,200 paid to a third party supplier in connection with a major Metaphase sale. Aside from this non-recurring charge, the decrease in license revenue in 2000 triggered less third party royalties and product distribution charges in 2000, which more than offset increased amortization expense for capitalized software and acquired intangibles. The cost of license revenue increased 27% in 1999 compared to the 1998 year. Excluding the non-recurring royalty charge in 1999, other third party royalties were higher due to additional Metaphase product functionality acquired. Increases of goodwill amortization and other acquired intangibles amortization contributed to the 1999 cost of license increase. The cost of maintenance and services was 58%, 57% and 55% of the related revenue in 2000, 1999 and 1998, respectively. The increases in 2000 and 1999 were due to higher cost of services labor and contractors for Metaphase service projects, increases in the number of customer support personnel and an increase in amortization for capitalized software and acquired intangibles. In 2001, management expects the cost of revenue for licenses, maintenance and services to decline because the impairment charge recorded in 2000 substantially decreases the amount of future amortization expense.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of the compensation, travel and facility costs associated with the worldwide sales and marketing staff. These also include advertising cost, product localization and amortization of acquired trade names and customer lists. Selling and marketing expenses were $120,104, $124,894 and $119,204 in 2000, 1999 and 1998, respectively. Selling and marketing expenses represented 27%, 28% and 30% of total revenue for 2000, 1999 and 1998, respectively. Expenses decreased 4% in 2000, increased 5% in 1999 and increased 13% in 1998. The decrease in 2000 was due to lower sales commissions resulting from a decline in I-DEAS license revenue and also lower facility costs from the closing of several sales offices in late 1999. The increases in 1999 and 1998 were primarily due to the growth of the sales and marketing staffs and increases in advertising expenses. During 1998, SDRC initiated an advertising campaign to brand its trade names and slogans. Management expects selling and marketing expenses to remain steady in 2001.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, computer equipment costs and facilities associated with the product development staff. They exclude costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Research and development expenses were $85,763, $67,548 and $64,182 and represented 19%, 15% and 16% of total revenue in 2000, 1999 and 1998, respectively. The sequential increases were due to additional staffing resources, higher external consulting costs and timing differences in the amounts of software development capitalized. Capitalized software development costs excluded from research and development expense were $17,110, $24,890 and $13,890 for 2000, 1999 and 1998, respectively, representing 17%, 27% and 18% of total product development cost in 2000, 1999 and 1998. Higher capitalization occurred in 1999 due to the timing of extensive work related to I-DEAS 8. Software capitalization for I-DEAS 8 began in late 1998 and continued through its release in June 2000, with the majority of the capitalization work being performed in the second half of 1999. In future periods, the amounts of capitalized software development cost and accordingly, research and development expenses may vary depending on the stage of development and the extent of functionality incorporated into future product releases. Management expects research and development expenses to increase as a percentage of total revenue in 2001, as SDRC continues to aggressively develop software which supports the collaborative products market.

General and Administrative Expenses

General and administrative expenses consist of costs associated with the executive, finance, legal, human resource and corporate administrative staffs. General and administrative expenses were $20,022, $18,331 and $18,038 in 2000, 1999 and 1998, respectively. The increases in 2000 and 1999 were primarily due to incremental staffing resources. Also in 2000, depreciation and various other operating expenses increased to support a changing business environment. General and administrative expenses represented 4% of total revenue for 2000, 1999 and 1998. Management expects general and administrative expenses to increase, but remain steady as a percentage of total revenue in 2001.

Business acquisitions and special charges

Special charges are listed below.

	Year ended December 31
Restructuring:	2000	1999	1998
Employee severance benefits	$ 1,620	$ 816
Lease terminations	484	509
Other	500

Intangible impairments:
Imageware	22,848
TD	8,502
Sherpa	13,391

Purchased in-process research and development:
ESP		1,400
TD		950
Imageware			$3,230
Total special charges	$47,345 ======	$3,675 =====	$3,230 =====

Sherpa Systems Corporation

In January 2000, SDRC acquired all the stock of Sherpa and Inso France Development, SA ("IFD") from Inso Corporation. SDRC paid $7,696 in cash during 2000 and in January 2001, made a final payment of $1,971 based on 2000 operating results. The acquisition was recorded as a purchase and beginning January 2000, the operating results of Sherpa and IFD have been included in SDRC's operating results. Goodwill associated with the Sherpa acquisition totaled approximately $16,229.

SDRC purchased Sherpa with the intent of maintaining the customer base and transitioning Sherpa users to SDRC's Metaphase products. However, a significant number of customers elected not to renew their maintenance contracts or transition from their Sherpa products. Additionally, SDRC has discontinued development of the Sherpa product suite. As a result, projected revenues are less than originally expected at the time of the acquisition. Based on the present value of estimated future cash flows, SDRC recorded an impairment charge of $13,391 to write-off the Sherpa goodwill in December 2000.

TD Technologies, Inc.

In September 1999, SDRC acquired all the outstanding stock of privately held TD of Dallas, Texas for $10,275. The transaction was accounted for as a purchase. The purchase price included shares of common stock and stock options issued to assume outstanding TD employee stock options. TD is the developer of SLATE. SLATE helps users define and track evolving product requirements from inception through the product life cycle. SDRC recorded goodwill of approximately $8,925, marketable software of $4,950 and other intangible assets totaling $1,150. The acquisition included the purchase of incomplete technology, which included projects for web interfaces, CAD interfaces and tighter integration with office software products. In aggregate, these projects were 50% complete at the acquisition date. These projects had not reached technological feasibility and did not have an alternative future use. Accordingly, SDRC recorded a charge to write off $950 of in-process research and development in 1999. The value of the incomplete technology was based on the income approach using projected net cash flows beginning in 2000 and a discount rate of 22.5%.

In December 2000, SDRC recorded an impairment charge of $8,502 to write-down the TD goodwill, marketable software and other acquired intangibles to their fair values. The fair values of these assets were based on the present value of estimated future cash flows. Actual sales of SLATE, particularly incremental automotive sales to the acquired customer base, have been substantially less than originally planned. While SDRC will continue to market and support SLATE as a separate product, development of the technology will be focused on web-based integration with Metaphase. As a result, anticipated future cash flows from the SLATE product did not support the carrying values of the intangible assets.

Enterprise Software Products, Inc.

In August 1999, SDRC purchased all the outstanding stock of privately held ESP of Philadelphia, Pennsylvania for $15,500 in cash. ESP develops and markets FEMAP, a simulation and analysis software system for desktop computers. At the time of the acquisition, ESP had several research and development projects relating to post-processing capabilities and a CAD interface which were only 70% to 80% complete. As a result, SDRC recorded a charge of $1,400 to write off these in-process research and development projects, which had not reached technological feasibility and did not have an alternative future use. The value of the incomplete technology was based on the income approach using projected net cash flows beginning in 2000 and a discount rate of 22.5%. SDRC recorded goodwill of approximately $675, marketable software of $9,500 and other intangible assets totaling $3,750, which will be amortized over the next five to seven years. SDRC has integrated ESP's technologies into I-DEAS software while also marketing FEMAP as a stand-alone system.

Imageware Corporation

In November 1998, SDRC acquired all outstanding stock of privately held Imageware for approximately $31,000 in cash. Imageware was a developer of free form surface-modeling and 3D inspection software tools for the automotive, aerospace and consumer products industries. The transaction was accounted for as a purchase and SDRC recorded goodwill of approximately $27,600, marketable software of $3,460 and other intangibles of $2,025. SDRC recorded an in-process research and development charge of $3,230 for incomplete technology obtained in the acquisition. The value of the incomplete technology was based on the income approach using projected net cash flows beginning in late 1999 and discount rates of 17% to 24%. The incomplete technology included a surface-modeling project for possible future releases, but the technology had not reached technological feasibility within SDRC's integrated products and did not have an alternative future use. At the time of the acquisition, the surface-modeling project was estimated to be approximately 95% complete.

Since acquiring Imageware, SDRC has advanced the development of its software technologies. However, customer acceptance of the free form surface-modeling technologies by the automotive industry has been less than expected at the time of the acquisition. During the fourth quarter of 2000, a key SDRC automotive manufacturer determined it would not implement Imageware surfacing technologies. Projected revenues from the Imageware technologies are substantially less than originally planned. Accordingly, in December 2000, SDRC recorded an impairment charge of $22,848 to write-off the Imageware goodwill, marketable software and other acquired intangibles to their fair values. The fair values of these assets were based on the present value of estimated future cash flows. SDRC plans to complete the integration of Imageware's reverse engineering and surfacing technologies into I-DEAS product line but will not market Imageware technologies outside of this integrated offering any longer.

Restructuring Plans

In December 2000, SDRC announced a restructuring plan to consolidate sales offices and align SDRC's selling, marketing and development organizations around market opportunities for collaborative product solutions. The charge totals $2,604 and includes $1,620 for severance benefits for seventy-two people, $484 for lease termination costs and $500 for other related fees. Through February 28, 2001, SDRC paid $1,727 of these costs and expects to pay approximately $877 to complete the restructuring plan in 2001.

In December 1999, SDRC initiated a restructuring plan to eliminate forty-four redundant positions and to consolidate office space which had resulted from its various acquisitions. As a result, SDRC recorded a charge totaling $1,325 in 1999. The charge was comprised of $816 of severance benefits and $509 for facility termination costs of office space. The charge related to several internal departments. The restructuring plan was completed in 2000 with total costs less than originally estimated. SDRC paid approximately $1,148 for severance benefits and facility termination costs.

Interest and Other Income, net

Interest income reflects earnings from the investment of excess cash balances. Interest income was $8,444 in 2000, $6,911 in 1999 and $7,655 in 1998. Interest income included $670 of interest received on a federal income tax refund in 1998 and $256 in 2000. Invested balances were higher and earned higher yields in 2000 as interest rates increased as compared to 1999.

During 2000, SDRC sold various property and assets which resulted in a net gain of $1,315. The net gain included a charge of $1,413 which resulted from the divestiture of SDRC's Advanced Test and Analysis operations in March 2000. The charge consisted primarily of an incentive payment to the acquirer for retaining personnel necessary to complete customer service contracts for SDRC. Also in March, SDRC sold stock it had acquired with the Sherpa acquisition in January 2000, resulting in a gain of $252. In June, a gain of $969 resulted from the settlement of a lease obligation for an unoccupied building in the United Kingdom. In November, SDRC sold its 30% interest in ESTECH, a Japanese joint venture, for a gain of $1,507.

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

Income Taxes

SDRC recorded income tax expense of $12,252, $17,039 and $19,551 in 2000, 1999 and 1998, respectively. The impairment charge of $44,741 in 2000 is not deductible for tax purposes. The effective tax rate excluding the charge was 42% for 2000. The effective income tax rate was 38% and 35% in 1999 and 1998, respectively. The increase in the 2000 rate versus 1999, excluding the impairment charge, is primarily due to the non-deductible goodwill amortization associated with the TD acquisition in September 1999 and the Sherpa acquisition in January 2000. The higher effective tax rate in 1999 versus 1998 was primarily attributable to the recording in 1998 of a tax benefit of $1,751 relating to the settlement of an IRS audit. Management expects the effective tax rate in 2001 to decline compared to 2000 because of a decline in non-deductible goodwill amortization resulting from the impairment charge in 2000.

SDRC has not been able to generate sufficient profits to utilize its deferred tax assets. Due to this and other factors, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, that it is necessary to maintain a substantial valuation allowance. SDRC will continue to assess the realizibility of its deferred tax assets based on actual and forecasted operating results and other factors.

Comprehensive income (loss)

Comprehensive loss was $29,675 in 2000, compared to comprehensive income of $25,197 in 1999 and $37,572 in 1998. The differences between net income (loss) and comprehensive income (loss) were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Net foreign currency translation losses occurred for 2000 and 1999 because the U.S. dollar strengthened against the foreign currencies of the subsidiaries. In 1998, these foreign currencies gained relative to the U.S. dollar, resulting in translation gains.

Liquidity and Capital Resources

SDRC's operating activities and existing cash and investments provided sufficient resources to fund its product development and capital asset needs, stock repurchases and acquisitions. As of December 31, 2000, SDRC had $160,753 in cash, cash equivalents and liquid investments. SDRC's current assets totaled $276,805 and SDRC had no material borrowings. SDRC's sources of liquidity and funds anticipated to be generated from operations are expected to be adequate for SDRC's cash requirements in the foreseeable future.

Cash flows generated from operations decreased to $59,954 for 2000 compared to $84,659 and $80,212 for 1999 and 1998, respectively. Operating cash flows decreased in 2000 due to lower earnings before depreciation, amortization and special charges. Operating cash flows also vary among years due to normal variations in the timing of operating disbursements and customer receipts.

Investing activities resulted in net cash out flows of $35,299, $53,629 and $51,831 in 2000, 1999 and 1998, respectively. Cash was used primarily for business acquisitions, software development and equipment purchases. SDRC spent $17,391, $25,216 and $17,140 in 2000, 1999 and 1998, respectively, for capitalized software source code construction and purchases, exclusive of acquisitions. Due to the timing and extent of development work done on SDRC's latest I-DEAS software release, the amount of development capitalized in 1999 was greater than in 1998 or 2000. SDRC also added equipment, exclusive of acquisitions, of $12,918, $9,718 and $12,125 in 2000, 1999 and 1998, respectively, primarily for computers and equipment to accommodate a changing web-based business environment. SDRC spent $8,838, $16,969 and $30,682 to acquire a number of companies in 2000, 1999 and 1998, respectively. Cash used in acquisitions, net of cash acquired, consisted of the following:

	Year ended December 31
	2000	1999	1998
Sherpa	$7,388
ESP		$15,250
TD		1,719
Imageware			$30,682
Other	1,450
Total	$8,838 ======	$16,969 ======	$30,682 ======

Net cash used by financing activities was $4,708, $7,615 and $10,680 in 2000, 1999 and 1998, respectively. SDRC spent $11,949 in 2000, $11,964 in 1999 and $15,954 in 1998 under a repurchase program to acquire its own common stock. SDRC received $7,241, $4,806 and $7,027 in 2000, 1999 and 1998, respectively, as a result of employee stock plans. SDRC used $457 and $1,753 in 1999 and 1998, respectively, to repay the debt of businesses it acquired.

In September 1998, SDRC's Board of Directors approved a stock repurchase program authorizing SDRC to purchase up to 3,000 shares of its own stock in the open market at management's discretion. In December 2000, an additional 3,000 shares were approved for repurchase. Through December 31, 2000, SDRC had purchased a total of 3,000 shares with 3,000 shares remaining. The repurchase program is being funded from working capital and is intended to offset any dilution caused by the exercise of stock options and to acquire shares for the Company's employee stock plans.

SDRC may use portions of its cash and investments to acquire additional companies or technology that is complementary to its product offerings. In January 2001, SDRC made the final cash payment to Sherpa for $1,971. SDRC has no other commitments for material capital expenditures. SDRC has never paid a cash dividend and intends to continue its policy of retaining earnings to finance future growth.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a derivative must be recognized currently in earnings unless the derivative is designated as a hedge and its effectiveness meets certain hedge accounting criteria. In June 1999, FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 which postponed SDRC's required adoption of SFAS No. 133 until 2001. SDRC enters into short-term forward foreign exchange contracts to offset the currency gains and losses on certain foreign currency denominated receivables and payables. Although these contracts are used to minimize the risk of currency fluctuations, SDRC does not designate these contracts as hedges and does not apply hedge accounting under the scope of SFAS No. 133. Accordingly, the adoption of SFAS No. 133 in 2001 will not have a material impact on the results of operations or financial position.

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

Product Development

SDRC has embarked on a strategy to expand its product line for visualization features, data exchange functionality, Internet operable design and expedient Metaphase implementation tools. The markets for these initiatives, and the entire collaborative product development industry, are highly competitive and characterized by rapid technological change, shifting customer needs and continual innovation. SDRC's success is dependent on its ability to anticipate user needs and to keep pace with new technological developments which customers need. SDRC and its competitors are spending significant resources to develop Internet-based collaboration tools. In September 2000, SDRC began distribution of a new product brand, Accelis, which is the foundation for SDRC's line of e-business integration tools. The speed and degree that SDRC can develop and market Internet-operable data exchange and other e-business features through Accelis and its other product lines, will affect future operating results.

SDRC has committed to providing certain enhancements and integrations to customers within aggressive time frames. Failure to meet these time frames could result in delayed or lost revenue opportunities. SDRC relies on highly skilled technical and other key employees who are competitively recruited within the software industry. Additionally, SDRC relies, to a lesser degree, on third parties for development. Failure to attract and retain key personnel and maintain strategic third party relationships could have an adverse impact on future operating results.

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

SDRC sells its products through a common direct sales force. Enterprise solution selling requires persistent effort and active sales management. Accordingly, organizational execution, sales force training and related issues could hinder the sales force's ability to secure customer accounts to the extent planned. Besides its own sales force, SDRC continues to rely on distributors, representatives and value-added resellers to sell a significant portion of its software licenses. Changes with a distributor, representative or value-added reseller, or disruptions in the internal sales organization could have a significant impact on operating results in a quarter.

Product Markets

SDRC derives most of its revenue from selling software products and services into large-scale mechanical design environments. The mechanical design market is maturing and the perception of product differentiation has declined. Large, multi-national manufacturing companies have made significant investments in enterprise-wide MDA systems. Due to the significant cost of switching systems, it is difficult to replace existing installations of competitors' systems. SDRC also faces competition from mid-priced, Windows based, CAD/CAM/CAE applications, which are increasingly providing advanced product functionality and flexibility. SDRC is developing collaboration tools that require the Internet as a medium of information exchange. Manufacturers and their partners may not adopt the Internet for product data exchange to the degree or at the rate that SDRC expects.

If collaborative MDA and PKM license revenues are less than expected, maintenance and services revenue growth are also likely to be less than planned. SDRC's ability to match resource levels with revenue levels, will directly impact its future operating results. SDRC's operating expense levels are planned, in part, on forecasted revenue, and expense levels are generally committed in advance. Since expenses are relatively fixed in the near term, future operating results will be impacted by SDRC's ability to convert invested outlays into expected revenue at profitable margins.

Technology Investment

SDRC capitalized $33,919 of internal development cost for I-DEAS 8, its latest version of web-enabled CAD/CAM/CAE software, released in June 2000. Amortization expense for I-DEAS 8 was $6,551 in 2000 and is expected to be approximately $11,300 in 2001 and in 2002. Additionally, in the future, SDRC may acquire technologies deemed to have strategic benefit. The effect on future earnings will depend, in part, on SDRC's ability to fully utilize and integrate the purchased technology and market it to SDRC's customers. Market growth and sales expansion must be sufficient to cover the fixed cost structure including software and intangible amortization or operating results will be negatively impacted. Significant delays in software development of new or enhanced products could increase sales competition and hinder future sales and operating results. If revenue results are less than planned, SDRC's ability to recover the carrying value of an intangible may be impaired. Under such circumstances, SDRC will review the operating results and expected cash flows associated with the related intangible. If the fair value of the intangible is less than the carrying value, an impairment charge will be recorded against net operating income in the period the impairment is determined.

International Business

A significant portion of SDRC's revenues is from international markets. As a result, SDRC's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which SDRC does business. SDRC has invested sizable resources in the Asia-Pacific region, particularly in Japan and South Korea. Economic instability in this region could lead to an adverse impact on SDRC's operating results and financial position.

Stock Market Volatility

The trading price of SDRC's stock, like other software and technology stocks, is subject to significant volatility. If revenue or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of SDRC's stock. In addition, SDRC's stock price may be affected by broader market factors that may be unrelated to SDRC's performance.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

(dollar amounts in thousands)

SDRC faces exposure to changes in foreign currency exchange rates related to its Asian and European operations. Generally, SDRC's operating results are adversely affected by a stronger U.S. dollar relative to major currencies worldwide. A strengthening dollar results in less revenue offset by a smaller reduction in expenses. Conversely, operating results benefit from a weakening U.S. dollar. Using forward foreign exchange contracts, SDRC attempts to offset the effect of currency fluctuation primarily associated with receivable balances denominated in foreign currencies other than functional currencies. SDRC enters into forward contracts only if a specific currency risk has been identified and does not engage in trading or speculative currency transactions. SDRC's outstanding forward foreign exchange contracts mature within 90 days and have not had a material impact on SDRC's operating results or financial position. Movement of exchange rates is not expected to have a material impact on SDRC's financial results.

Short-term forward contracts to sell or buy foreign currencies at December 31, 2000:

Forward Contract	U.S. Dollar	Contract Rate
Buy British sterling	6,500	1.50
Sell Euro	4,000.94
Sell Indian rupees	1,800	47.80
Sell Japanese yen	1,700	110.08
Sell Swedish krona	1,600	9.43
Sell Japanese yen	1,400	114.10
Sell Korean won	1,200	1272.50

SDRC also faces financial exposure to changes in interest rates. SDRC has a portfolio of marketable securities consisting primarily of U.S. Treasury and U.S. Government corporation obligations. These securities are classified as available for sale, and consequently are recorded at fair market value with unrealized gains or losses reported as a separate component of shareholders' equity. Given the short maturities and investment grade quality of the portfolio, the interest rate exposure is not considered material. As a result, SDRC does not hedge interest rate exposures.

The following table presents expected cash flows from market risk sensitive financial instruments over the next five years. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading.

Interest rate sensitive investments at December 31, 2000:

	Fair	Contractual Maturity
	Value	2001	2002	2003	2004	2005	Thereafter
Fixed rate securities	$21,440	$15,600	$4,000				$705
Weighted average interest rate		5.65%	6.78%				5.58%

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

Item 8: Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Shareholders of

  Structural Dynamics Research Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Structural Dynamics Research Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

January 31, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS

Structural Dynamics Research Corporation

	Year ended December 31
(in thousands, except per share data)	2000	1999	1998
Revenue:
Software licenses	$159,429	$178,479	$175,137
Software maintenance and services	292,508	263,744	227,888
Total revenue	451,937	442,223	403,025

Cost of revenue:
Software licenses	33,291	39,190	30,837
Software maintenance and services	170,960	150,112	125,099
Total cost of revenue	204,251	189,302	155,936
Gross profit	247,686	252,921	247,089

Operating expenses:
Selling and marketing	120,104	124,894	119,204
Research and development	85,763	67,548	64,182
General and administrative	20,022	18,331	18,038
Special charges	47,345	3,675	3,230
Total operating expenses	273,234	214,448	204,654
Operating income (loss)	(25,548)	38,473	42,435

Interest and other income, net	10,052	6,525	12,788
Income (loss) before income taxes	(15,496)	44,998	55,223

Income tax expense	12,252	17,039	19,551
Net income (loss)	$(27,748)	$ 27,959	$ 35,672

Basic net income (loss) per share	$ (.77)	$ .78	$ .99
Diluted net income (loss) per share	$ (.77)	$ .75	$ .93

Weighted average common shares outstanding	35,933	35,755	36,088
Weighted average common shares and dilutive common equivalents outstanding	35,933	37,281	38,290

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Structural Dynamics Research Corporation

	December 31
(in thousands, except per share data)	2000	1999
Assets
Current assets:
Cash and cash equivalents	$139,313	$121,507
Short-term investments	16,779	12,003
Trade accounts receivable, net of allowances of $6,675 and $5,050	108,816	91,288
Other accounts receivable	3,451	7,779
Prepaid expenses and other current assets	8,446	10,442
Total current assets	276,805	243,019

Marketable securities	4,661	11,174
Property and equipment, net	24,529	23,601
Marketable software costs, net	56,943	60,832
Goodwill and other intangibles, net	5,994	42,164
Other assets	8,028	7,759
Total assets	$376,960 =======	$388,549 =======
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	22,846	16,812
Accrued expenses	28,240	23,879
Accrued compensation	35,276	30,666
Accrued income taxes	1,922	6,139
Deferred revenue	61,760	52,451
Total current liabilities	150,044	129,947

Long-term liabilities	7,632	8,685
Commitments and Contingencies (Note 8)
Shareholders' equity:
Common stock, $.0069 per share stated value;
100,000 shares authorized; 35,445 and 35,592
shares outstanding, net of 3,992 and 2,678
shares in treasury	246	247
Capital in excess of stated value	122,487	123,444
Retained earnings	103,018	130,766
Accumulated other comprehensive loss:
Foreign currency translation loss	(6,473)	(4,332)
Unrealized gain (loss) on marketable securities	6	(208)
Total accumulated other comprehensive loss	(6,467)	(4,540)
Total shareholders' equity	219,284	249,917
Total liabilities and shareholders' equity	$376,960 =======	$388,549 =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Structural Dynamics Research Corporation

	Common Stock			Comprehensive income (loss)
(in thousands)	Shares	Stated value	Capital in excess of stated value	Retained earnings	Accum ulated other	Total	Total equity
December 31, 1997	35,654	$ 248	$114,132	$ 67,135	$(3,678)		$177,837

Comprehensive income:
Net Income				35,672		$35,672
Other comprehensive income:
Foreign currency translation gain					1,824	1,824
Unrealized gain on marketable
securities					76	76
Comprehensive income						$37,572 ======	37,572

Transactions involving
employee stock plans	758	5	16,314				16,319

Purchase of treasury shares	(925)	(7)	(15,947)				(15,954)
December 31, 1998	35,487	$ 246	$114,499	$102,807	$(1,778)		$215,774 =======

Comprehensive income:
Net Income				27,959		$27,959
Other comprehensive income:
Foreign currency translation loss					(2,489)	(2,489)
Unrealized loss on marketable securities					(273)	(273)
Comprehensive income						$25,197 ======	25,197

Transactions involving
employee stock plans	638	5	10,632				10,637
Purchase of treasury shares	(1,000)	(7)	(11,957)				(11,964)
Acquisition of TD Technologies, Inc.	467	3	10,270				10,273
December 31, 1999	35,592	$ 247	$123,444	$130,766	$(4,540)		$249,917 =======

Comprehensive income:
Net Loss				(27,748)		$(27,748)
Other comprehensive income:
Foreign currency translation loss					(2,141)	(2,141)
Unrealized gain on marketable					214	214
securities
Comprehensive loss						$(29,675) ======	(29,675)

Transactions involving
employee stock plans	928	6	10,985				10,991

Purchase of treasury shares	(1,075)	(7)	(11,942)				(11,949)
December 31, 2000	35,445 ======	$ 246 =====	$122,487 ======	$103,018 =======	$(6,467) ======		$219,284 =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Structural Dynamics Research Corporation

	Year ended December 31
(in thousands)	2000	1999	1998

Cash flows from operating activities:
Net income (loss)	$(27,748)	$ 27,959	$ 35,672
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	44,741
Amortization of computer software costs	20,407	15,071	15,973
Depreciation and other amortization	22,553	17,440	12,419
Stock contributions to 401(k) plan	3,534	3,792	3,120
Deferred income tax (benefit) expense	(963)	596	2,946
(Gain) loss on sales of property and divestitures, net	(1,291)	136	(2,669)
Equity in affiliates	(187)	(47)	(210)
Purchased in-process research and development		2,350	3,230
Changes in assets and liabilities from operating activities:
(Increase) decrease in accounts receivable, net	(8,633)	3,289	6,514
Decrease (increase) in prepaid expenses	2,285	1,756	(2,826)
Decrease (increase) in other assets	576	1,948	(1,602)
Increase in accounts payable and accrued expenses	3,733	5,026	10,413
Decrease in accrued income taxes	(4,047)	(926)	(1,940)
Increase (decrease) in deferred revenue	4,730	5,518	(1,571)
Increase in long-term liabilities	264	751	743
Net cash provided by operating activities	59,954	84,659	80,212
Cash flows from investing activities:
Purchases of marketable securities	(10,103)	(16,705)	(10,802)
Proceeds from sales of marketable securities	12,591	14,979	17,109
Additions to property and equipment, net	(12,918)	(9,718)	(12,125)
Additions to marketable software costs	(17,391)	(25,216)	(17,140)
Acquisitions, net of cash acquired	(8,838)	(16,969)	(30,682)
Divestitures of certain assets, net	1,360		1,809
Net cash used investing activities	(35,299)	(53,629)	(51,831)
Cash flows from financing activities:
Purchase of common stock	(11,949)	(11,964)	(15,954)
Issuance of common stock	7,241	4,806	7,027
Repayment of debt		(457)	(1,753)
Net cash used by financing activities	(4,708)	(7,615)	(10,680)

Effect of exchange rate changes on cash	(2,141)	(2,489)	1,824
Increase in cash and cash equivalents	$ 17,806	$ 20,926	$ 19,525

Cash and cash equivalents:
Beginning of period	121,507	100,581	81,056
End of period	$139,313 ======	$121,507 =======	$100,581 =======
Cash paid during the year for income taxes	$ 18,930	$ 17,396	$ 18,659

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Structural Dynamics Research Corporation

(in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

SDRC is a leading developer and global provider of software solutions for collaborative product development. SDRC's software solutions enable customers to increase productivity and significantly improve time to market. Complementing its software solutions, SDRC supports its customers with hotline support, training, software implementation and technical consulting services.

Basis of Consolidation

The consolidated financial statements include the accounts of SDRC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Through November 2000, SDRC owned a 30% interest in ESTECH, a Japanese joint venture, and accounted for it under the equity method. The impact of its results was not material to SDRC's results of operations.

Use of Estimates

The financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America, require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, based on the facts and circumstances existing at the date of the financial statements, include the estimated useful lives of computer software cost, goodwill and other acquired intangibles, and the likelihood of realization of the deferred tax assets.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard ("SFAS") 52, financial statements of foreign subsidiaries whose local currency is the functional currency are translated to U.S. dollars at period-end exchange rates for assets and liabilities and at weighted average exchange rates for the results of operations. Translation gains and losses are not included in determining net income but are reflected in comprehensive income and accumulated in a separate component of shareholders' equity. Gains and losses resulting from the revaluation of transactions denominated in foreign, non-functional currencies into functional currencies are included in other income.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in shareholders' equity, except payments from shareholders and distributions to shareholders. The affect of income taxes on SDRC's other comprehensive income (loss) is not material.

Revenue Recognition

SDRC generates revenue from licensing its software, and selling maintenance contracts for license upgrade rights, providing professional services, such as training, customer support and implementation. SDRC recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition and its related modifications. Revenue generated by licensing software is recognized when the following criteria have been met: (a) a written order for the unconditional license of software and a software license agreement have been received; (b) the products have been delivered to the customer and passwords for customer access are available; (c) the fee is fixed or determinable; and (d) collectibility is probable. Revenue from maintenance contracts is recognized ratably over the term of the agreement. The deferred portion of maintenance contracts represents the substantial component of deferred revenue. Revenue from implementation services, training and other fee-based services is recognized as the service is performed. For multiple element sales orders, revenue is allocated to the individual elements based on vendor-specific objective evidence of the fair value of the individual elements.

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

Financial Instruments

Cash equivalents include highly liquid investments in interest bearing accounts and commercial paper with an original maturity of less than 90 days. Short-term investments have a maturity term in excess of 90 days but less than one year. Long-term marketable securities have a maturity term in excess of one year.

Marketable securities consist of commercial paper, U.S. Treasury and U.S. Government corporation obligations. Marketable securities classified as available-for-sale are recorded at market value, and any related unrealized gains and losses are included in a separate component of shareholders' equity. Marketable securities classified as held-to-maturity are recorded at amortized cost, which approximates market value. Realized and unrealized gains and losses are determined based on the specific identification method.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

Foreign Exchange Contracts

SDRC uses forward contracts denominated in foreign currencies to reduce its net exposure to currency risk associated with certain foreign currency denominated receivables and payables. Using forward contracts, SDRC agrees to buy or sell a predetermined amount of foreign currency on a specific future date, typically 30 days to 90 days forward. Forward contracts are reflected in the balance sheet at their fair value. SDRC settles a contract by exchanging an equivalent U.S. dollar amount equal to the foreign currency value of the maturing contract. The forward contracts are not accounted for as hedges and, accordingly, unrealized and realized gains and losses resulting from market fluctuations are recorded in other income to offset gains and losses arising from the foreign currency denominated receivables and payables.

As of December 31, 2000 and 1999, SDRC had $18,200 and $5,999, respectively, of forward foreign exchange contracts outstanding. The unrealized gains and losses resulting from these contracts were not material. All contracts mature within 30 to 90 days. Should the counterparty to these contracts fail to meet its obligations, SDRC would be exposed to foreign currency fluctuations, along with the cost, if any, to extinguish the contracts.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a derivative must be recognized currently in earnings unless the derivative is designated as a hedge and its effectiveness meets certain hedge accounting criteria. In June 1999, FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 which postponed SDRC's required adoption of SFAS No. 133 until 2001. SDRC does not designate its foreign forward contracts as hedges under the scope of SFAS No. 133. Accordingly, the adoption of SFAS No. 133 in 2001 will not have a material impact on SDRC's results of operations or financial position.

Concentrations of Credit Risk

Cash equivalents, marketable securities and accounts receivable represent a potential credit risk to SDRC. SDRC invests its excess cash with government and major financial institutions having strong credit ratings. Company policy sets credit ratings and maturity terms that limit the risk of credit exposure and maintain necessary liquidity.

SDRC's revenue is generated from a large customer base in diversified industries across different geographic areas. Revenue from a U.S. based automotive customer represented 14%, 15% and 13% of consolidated net revenue in 2000, 1999 and 1998, respectively, and a Japanese distributor represented 10%, 10% and 11% of consolidated net revenue in 2000, 1999 and 1998, respectively. SDRC performs ongoing credit evaluations of its customers and has not experienced any material losses related to an individual customer or groups of customers in any particular geographic area. Management believes allowances for potential credit losses are adequate.

Property and Equipment

Property and equipment are stated at original cost less accumulated depreciation. Depreciation for property and equipment is primarily computed using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvement. The general ranges of lives used in calculating depreciation and amortization are: computer and other equipment, 2-5 years; office furniture and equipment, 7 years; and leasehold improvements, 1-10 years.

Marketable Software Costs

Research and development costs are charged to expense when incurred. Costs related to the development or purchases of software to be sold, are expensed until technological feasibility of a product has been established. Costs incurred after this point are capitalized by product release in accordance with SFAS No. 86, Accounting for the costs of Computer Software to be Sold, Leased or Otherwise Marketed. Amortization begins upon distribution to customers and is calculated on a release-by-release basis. It is the greater of the ratio that the current product revenue bears to the total of current and anticipated future years' revenue or the straight-line method over the remaining estimated economic lives of the software products. Generally, SDRC amortizes the software costs of new releases over a three to five year period based upon the estimated future economic life of the product. The carrying values of marketable software costs are evaluated when events or circumstances indicate that the carrying value of the asset may not be recoverable. If expected cash flows are insufficient to recover the carrying amount of the asset, then an impairment loss is recognized to state the asset at the value of anticipated, undiscounted cash flows. The costs of marketable software are shown net of accumulated amortization of $99,479 and $78,857 at December 31, 2000 and 1999, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets associated with business acquisitions are recorded based on estimated fair market values and amortized using the straight-line method over their estimated useful lives, which are predominantly seven years from the time of acquisition. The carrying values of goodwill and other intangibles are evaluated when events or circumstances suggest that the recoverability of an asset may be impaired. If expected undiscounted cash flows are insufficient to recover the carrying amount of the asset, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis. In conjunction with an impairment loss, the estimated future life of any remaining carrying value is evaluated. The cost of goodwill and other intangibles are shown net of accumulated amortization of $4,056 and $7,657 at December 31, 2000 and 1999, respectively.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance against deferred tax assets is recorded when it is more than likely that such assets will not be realized.

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

The reconciliations of amounts used for the basic and diluted earnings per share calculations were as follows:

	Income (loss)	Shares	Per-Share
	(numerator)	(denominator)	Amount

2000
Basic and diluted net (loss) per share	$(27,748)	35,933	$(.77)

1999
Basic net income per share	$27,959	35,755	$ .78
Effect of stock options		1,526
Diluted net income per share	$27,959	37,281	$ .75

1998
Basic net income per share	$35,672	36,088	$ .99
Effect of stock options		2,202
Diluted net income per share	$35,672	38,290	$ .93

Options to purchase 2,221 and 2,077 shares of common stock at December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2000 presentation.

(2) Business Acquisitions and Special Charges

Sherpa Systems Corporation

In January 2000, SDRC acquired all the stock of Sherpa Systems Corporation ("Sherpa") and Inso France Development, SA from Inso Corporation. SDRC paid $7,696 in cash during 2000 and, in January 2001, made a final payment of $1,971 based on 2000 operating results. The acquisition was recorded as a purchase and beginning January 2000, the operating results of Sherpa and IFD have been included in SDRC's operating results. Goodwill associated with the Sherpa acquisition totaled approximately $16,229. The historic operating results of Sherpa are not material to SDRC's consolidated results of operations, financial position or cash flows; therefore, pro forma results are not presented.

SDRC purchased Sherpa with the intent of maintaining the customer base and transitioning Sherpa users to SDRC's Metaphase products. However, a significant number of customers elected not to renew their maintenance contracts or transition from their Sherpa products. Additionally, SDRC has discontinued development of the Sherpa product suite. As a result, projected revenues are less than originally expected at the time of the acquisition. Based on the present value of estimated future cash flows, SDRC recorded an impairment charge of $13,391 to write-off the Sherpa goodwill in December 2000.

TD Technologies, Inc.

In September 1999, SDRC acquired all the outstanding stock of privately held TD Technologies Inc. ("TD") of Dallas, Texas for $10,275. The transaction was accounted for as a purchase. The purchase price included shares of common stock and stock options issued to assume outstanding TD employee stock options. SDRC paid professional fees associated with the acquisition of approximately $1,719. TD develops and markets SLATE. SLATE helps users define and track evolving product requirements from inception through the product life cycle. SDRC markets TD's technologies in conjunction with Metaphase software solutions. The acquisition included the purchase of incomplete technology which included projects for web interfaces, CAD and tighter integration with office software products. These projects had not reached technological feasibility and did not have an alternative future use. Accordingly, SDRC recorded a charge to write off $950 of in-process research and development. Also, SDRC capitalized approximately $8,925 for goodwill, $4,950 for marketable software and $1,150 for other intangible assets. The historic operating results of TD are not material to SDRC's consolidated results of operations, financial position or cash flows; therefore, pro forma results are not presented.

In December 2000, SDRC recorded an impairment charge of $8,502 to write-down the TD goodwill, marketable software and other acquired intangibles to their fair values. The fair values of these assets were based on the present value of estimated future cash flows. A fair value of $3,498 remained for marketable software. Actual sales of SLATE, particularly incremental automotive sales to the acquired customer base, have been substantially less than originally planned. While SDRC will continue to market and support SLATE as a separate product, development of the technology will be focused on web-based integration with Metaphase. As a result, anticipated future cash flows from the SLATE product did not support the carrying values of the intangible assets.

Enterprise Software Products, Inc.

In August 1999, SDRC purchased all the outstanding stock of privately-held Enterprise Software Products Inc. ("ESP") of Philadelphia, Pennsylvania for $15,500 in cash. ESP develops and markets FEMAP, a simulation and analysis software for desktop computers. At the time of the acquisition, ESP had several research and development projects relating to post-processing capabilities and a CAD interface which were only 70% to 80% complete. As a result, SDRC recorded a charge of $1,400 to write off these in-process research and development projects, which had not reached technological feasibility and did not have an alternative future use. SDRC recorded goodwill of approximately $675, marketable software of $9,500 and other intangible assets totaling $3,750, which will be amortized over the next five to seven years. The historic operating results of ESP are not material to SDRC's consolidated results of operations, financial position or cash flows; therefore, pro forma results are not presented. SDRC has integrated ESP's technologies into I-DEAS software while also marketing its stand-alone capabilities.

Imageware Corporation

In November 1998, SDRC acquired privately held Imageware Corporation ("Imageware") for approximately $31,000 in cash which was paid from SDRC's existing cash balances. Imageware was a developer of free form surface-modeling, reverse engineering and 3D inspection software tools for the automotive, aerospace and consumer products industries. The transaction was accounted for as a purchase. Goodwill, computer software to be marketed and certain other intangibles were valued at approximately $27,600, $3,460 and $2,025, respectively. In addition, SDRC recorded a charge of $3,230 to write off in-process research and development, which had not reached technological feasibility and had no alternative future use. SDRC's consolidated statement of operations includes results of Imageware since November 20, 1998. The historic operating results of Imageware are not material to SDRC's consolidated results of operations, financial position or cash flows; therefore, pro forma results are not presented.

Since acquiring Imageware, SDRC has advanced the development of its software technologies. However, customer acceptance of the free form surface-modeling technologies by the automotive industry has been less than expected at the time of the acquisition. During the fourth quarter of 2000, a significant automotive manufacturer determined that it would not implement Imageware surfacing technologies. Projected revenues from the Imageware technologies are substantially less than originally planned. Accordingly, in December 2000, SDRC recorded an impairment charge of $22,848 to write-off the Imageware goodwill, marketable software and other acquired intangibles to their fair values. The fair values of these assets were based on the present value of estimated future cash flows. SDRC plans to complete the integration of Imageware's reverse engineering and surfacing technologies into I-DEAS product line but will not market Imageware technologies outside of this integrated offering any longer.

Restructuring Charges

In December 2000, SDRC announced a restructuring plan to consolidate sales offices and align SDRC's selling, marketing and development organizations around opportunities for collaborative product solutions. The charge totals $2,604 and includes $1,620 for severance benefits for seventy-two people, $484 for lease termination costs and $500 for other related fees. Through February 28, 2001, SDRC paid $1,727 of these costs and expects to pay approximately $877 to complete the restructuring plan.

In December 1999, SDRC approved and initiated a restructuring plan to eliminate forty-four redundant positions and to consolidate office space which had resulted from its various acquisitions. As a result, SDRC recorded a charge totaling $1,325 in 1999. The charge was comprised of $816 of severance benefits and $509 for facility termination costs of office space. The charge related to several internal departments. The restructuring plan was completed in 2000 with total costs less than originally estimated. SDRC paid approximately $1,148 for severance benefits and facility termination costs.

Summary of special charges:

	Year ended December 31
	2000	1999	1998

Intangible impairments	$44,741
Restructuring, net	2,604	$1,325
In-process research and development		2,350	$3,230
Total special charges	$47,345 =======	$3,675 ======	$3,230 ======

(3) Investments

Investments consisted of the following:

	December 31, 2000
	AmortizedCost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Commercial paper	$107,952 ========			$107,952 ========

Short-term investments:
U.S. Government corporations	$ 14,558	$28	$ 6	$ 14,580
U.S. Treasury	1,004		3	1,001
Bank time deposits	1,198			1,198
	$ 16,760 =======	$28 =====	$ 9 =====	$ 16,779 =======

Non-current marketable
securities:
U.S. Government corporations	$ 4,675 ======	$28 =======	$ 42 ======	$ 4,661 ======

	December 31, 1999
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Commercial paper	$ 14,968 ========			$ 14,968 ========

Short-term investments:
U.S. Government corporations	$ 11,011		$ 62	$ 10,949
U.S. Treasury
Bank time deposits	1,054			1,054
	$ 12,065 ======		$ 62 ======	$ 12,003 ======

Non-current marketable
securities:
U.S. Government corporations	$ 10,302		$130	$ 10,172
U.S. Treasury	1,018		16	1,002
	$ 11,320 ======		$146 =====	$ 11,174 =======

Commercial paper is classified as held-to-maturity. Security obligations of the U.S. Treasury and U.S. Government corporations are classified as available-for-sale. Non-current, available-for-sale marketable securities at December 31, 2000, had maturities of $4,000 in 2002 and $705 in 2013. In 2000, a gain of $252 was realized on the sale of a marketable security. In 1999 and 1998, realized gains and losses on the sale of marketable securities were immaterial.

(4) Property and Equipment

Net property and equipment consisted of the following:

	December 31
	2000	1999

Computer and other equipment	$69,317	$68,735
Office furniture and equipment	21,899	19,415
Leasehold improvements	10,425	8,322
Property and equipment, at cost	101,641	96,472
Less accumulated depreciation and amortization	(77,112)	(72,871)
Net property and equipment	$24,529 =======	$23,601 ======

Depreciation expense was $12,512, $11,825 and $11,264 in 2000, 1999 and 1998, respectively.

(5) Income Taxes

Pre-tax income (loss) consisted of the following:

	Year ended December 31
	2000	1999	1998

Domestic	$(27,384)	$27,049	$38,506
Foreign	11,888	17,949	16,717
Total pre-tax income	$(15,496) =======	$44,998 =======	$55,223 ======

The provision for income taxes consisted of the following:

	Year ended December 31
	2000	1999	1998
Federal:
Current	$ 449	$ 343	$ 109
Deferred	(963)	596	2,946
	(514)	939	3,055

State	(178)	1,510	2,250
Foreign:
Income taxes	5,000	8,180	7,449
Withholding taxes	7,944	6,410	6,797
Total income tax expense	$12,252 ======	$17,039 ======	$19,551 ======

Deferred state and foreign taxes were not material.

The provision for income taxes differed from the amounts computed by using the statutory U.S. Federal income tax rate. The reasons for the differences were as follows:

	Year ended December 31
	2000	1999	1998
Computed expected income tax expense (benefit)	$(5,424)	$15,749	$19,328
Increase (reduction) resulting from:
State taxes, net of federal benefit	(115)	981	1,463
Foreign income taxed at other than the U.S. statutory rate	839	1,354	878
Goodwill amortization	2,963	1,627	254
Goodwill impairment write-down	14,049
Purchased in-process research and development		333	1,130
Research and experimentation credit		(2,500)	(1,400)
IRS audit settlement			(1,751)
Release of valuation allowance			(1,059)
Other	(60)	(505)	708
Total income tax expense	$12,252 =======	$17,039 ======	$19,551 =====

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities were as follows:

	December 31
	2000	1999
Deferred tax assets:
Tax credit and net operating loss carryforwards	$ 24,587	$ 18,959
Revenue recognition and accounts receivable	3,175	2,114
Property and equipment	2,657	2,817
Computer software construction costs and capitalized research expenses, net of amortization	962	5,228
Other liabilities and reserves	7,730	6,128
Other	650	720
Total deferred tax assets	39,761	35,966
Valuation allowance	(35,044)	(28,553)
Net deferred tax assets	4,717	7,413
Deferred tax liabilities:
Purchase accounting intangibles	(959)	(4,229)
Total net deferred taxes	$ 3,758 ======	$ 3,184 ======

Of the $24,587 in tax carryforwards available at December 31, 2000, none expire before 2004. Alternative minimum tax carryforwards of $3,758 never expire.

SDRC has not been able to generate sufficient profits to utilize its deferred tax assets. Due to this and other factors, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets. Accordingly, a substantial valuation allowance is maintained. SDRC will continue to assess the realizibility of its deferred tax assets based on actual and forecasted operating results and other factors. The net change in the valuation allowance for deferred tax assets was an increase of $6,491 and $1,354 in 2000 and 1999, respectively. Of the $35,044 in valuation allowance at December 31, 2000, $14,946 is attributable to the tax benefit of stock option exercises. Such benefits will be credited to capital in excess of stated value if realized.

SDRC does not accrue Federal income taxes on undistributed earnings of its foreign subsidiaries that: (1) have been, or are intended to be, permanently reinvested; or (2) if remitted, would not have material income tax consequences. Undistributed earnings of foreign subsidiaries amounted to approximately $23,976 and $23,172 at December 31, 2000 and 1999, respectively.

(6) Shareholders' Rights Plan

In August 1998, the Board of Directors adopted a Shareholders' Rights Plan to protect shareholders' interests in the event of an unsolicited attempt to gain control of SDRC. Under the Shareholders' Rights Plan, shareholders are granted certain rights in the event of a triggering event ("Rights"). The Rights become exercisable if a person acquires 20% or more of SDRC's outstanding common stock or announces a tender offer, which would result in a person or group acquiring 20% or more of the common stock ("Distribution Date"). If, at any time following the Distribution Date, SDRC has not redeemed the Rights, SDRC becomes the surviving corporation in a merger or a person becomes the beneficial owner of 20% or more of SDRC's common stock ("Triggering Date"), each holder of a Right will have the right to purchase shares of SDRC's common stock having a value equal to two times the Right's exercise price of $110. If, at any time following the Triggering Date, SDRC is acquired in a merger or other business combination transaction in which SDRC is not the surviving corporation, each holder of a Right shall have the right to purchase shares of common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights expire on August 10, 2008, and may be redeemed by SDRC for $.0025 per Right.

(7) Common Stock and Employee Benefit Plans

Stock Option Plans

Under the 1991 Employee Stock Option Plan, SDRC reserved 5,300 shares of previously unissued common stock, of which 403 shares remain available to grant at December 31, 2000. In 1994, the shareholders adopted the 1994 Long-Term Stock Incentive Plan, allowing stock incentives including stock options, stock appreciation rights, stock awards, and any combination to be granted to employees. The number of shares with respect to which stock incentives may be granted in one calendar year shall not exceed 4% of SDRC's issued and outstanding common stock. Only stock options have been granted under the 1994 plan. In 1996, the shareholders approved a Director's Non-Discretionary Stock Option Plan allowing for grants to outside directors at the fair market value at the date of grant. Under this 1996 plan, SDRC had reserved 1,000 shares of previously unissued common stock and 739 remain available for grant at December 31, 2000.

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

The following table reflects option activity over the last three years:

	December 31, 2000		December 31, 1999		December 31, 1998
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	6,955	$14.34	6,449	$13.18	5,797	$19.54
Granted	2,915	$11.95	1,473	$17.60	5,263	$14.11
Exercised	(605)	$ 9.69	(375)	$ 9.08	(567)	$11.87
Cancelled	(1,874)	$16.18	(592)	$13.09	(4,044)	$23.71
Outstanding at end of the year	7,391 =====	$13.31 ======	6,955 =====	$14.34 =====	6,449 =====	$13.18 ======
Options exercisable at end of the year	3,500 ======	$14.05 ======	3,420 =====	$14.99 =====	2,374 =====	$15.05 ======

Information regarding options outstanding as of December 31, 2000 is as follows:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.56 - $10.31	357	7.66	$ 8.57	140	$ 6.41
$10.34 - $11.06	2,670	7.74	$11.05	1,627	$11.05
$11.12 - $11.78	1,725	8.37	$11.68	194	$11.25
$12.13 - $14.94	756	7.96	$13.15	226	$13.28
$15.06 - $18.78	742	3.92	$16.55	592	$16.31
$18.88 - $20.13	898	5.94	$19.26	491	$19.56
$20.47 - $26.19	173	3.03	$23.07	160	$23.24
$28.75 - $31.25	70.48		$30.71	70	$30.71
$ 4.56 - $31.25	7,391 =====	7.12 ====	$13.31 =====	3,500 =====	$14.05 =====

Stock Purchase Plan

Under the Stock Purchase Plan, all U.S. full-time employees are entitled to purchase SDRC's common stock at 85% of fair market value. Employees electing to participate must contribute at least 1% with a maximum of 10% of the participant's base salary and commissions each month. All incidental expenses related to the issuance of these shares, including the 15% discount, have been charged to income. The plan has no fixed expiration date, may be terminated by SDRC at any time and has no limitation on the number of shares that may be issued.

Other Employee Benefit Plans

SDRC provides retirement benefits to substantially all employees through defined contribution plans. SDRC's contributions are primarily based on employee compensation and years of service. Expenses related to the U.S. 401(k) plan and other defined contribution plans were approximately $6,758, $6,492 and $5,427 in 2000, 1999 and 1998, respectively.

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

Stock-Based Compensation

SDRC accounts for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations. SDRC has adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation. Had compensation cost for SDRC's stock option plans been determined based on the fair value at the grant date for awards since January 1, 1995, and allocated over the options' vesting period consistent with the provisions of SFAS No. 123, SDRC's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts as follows:

	Year ended December 31
	2000	1999	1998
Net income (loss) - as reported	$(27,748)	$27,959	$35,672
Net income (loss) - pro forma	(39,740)	21,150	26,268
Diluted income (loss) per share - as reported	$ (.77)	$ .75	$ .93
Diluted income (loss) per share - pro forma	$ (1.11)	$ .57	$ .69

The pro forma effect on SDRC's net income (loss) and income (loss) per share for 2000, 1999 and 1998 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to 1995 or additional grants in future years which are anticipated.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected terms of 3 years; expected volatility of 60%; and risk-free interest rate of 5.18% for 2000, 6.25% for 1999 and 4.7% for 1998. The weighted average fair value of options granted was $5.29, $8.27 and $6.26 for 2000, 1999 and 1998, respectively.

(8) Commitments and Contingencies

SDRC leases office facilities and certain equipment expiring at various dates through 2017. As of December 31, 2000, future minimum lease payments under noncancelable operating leases for the five years ending December 31, 2005 approximated $19,651, $15,558, $12,692, $7,949 and $6,933, respectively, and $19,849 thereafter. Total rental expenses under operating leases for the years ended December 31, 2000, 1999 and 1998 were $26,331, $25,375 and $22,681, respectively.

(9) Interest and Other Income, net

Interest and other income, net consisted of:

	Year ended December 31
	2000	1999	1998
Interest income	$ 8,444	$6,911	$ 7,655
Sales of property and certain assets, net	1,315		2,745
Insurance and litigation settlements			2,590
Other	293	(386)	(202)
Interest and other income, net	$10,052 ======	$6,525 =====	$12,788 ======

(10) Product and Geographic Information

SDRC measures operating results as a single reportable segment which provides multiple products and services for customers to manage product development processes. SDRC classifies revenue in the geography of the customer at the time of sale. However, the customer has the right to redeploy licenses anywhere in the world. As a result, revenue comparisons by geography and among years may not necessarily represent where licenses are used.

Revenue by product and service groups were as follows:

	Year ended December 31
	2000	1999	1998
Software licenses
CAD/CAM/CAE	$104,034	$123,127	$125,036
PKM	55,395	55,352	50,101
Total software licenses	$159,429	$178,479	$175,137

Software maintenance and services
CAD/CAM/CAE	$187,651	$183,287	$159,614
PKM	104,857	80,457	68,274
Total software maintenance and services	292,508	263,744	227,888

Total revenue	$451,937 =======	$442,223 =======	$403,025 =======

Revenues by geographic area were as follows:

	Year ended December 31
	2000	1999	1998
United States	$193,155	$194,437	$176,169
Europe	156,589	163,071	138,091
Asia-Pacific	97,959	80,843	85,955
Other	4,234	3,872	2,810
Total revenue	$451,937 =======	$442,223 =======	$403,025 =======

Long-lived assets by geographic area were as follows:

	December 31
	2000	1999	1998
United States	$ 82,874	$122,925	$91,227
Asia-Pacific	4,462	4,088	3,595
Europe	2,147	2,221	2,551
Other	89	91	41
Total	$ 89,572 ======	$129,325 ======	$97,414 ======

Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited quarterly financial information for 2000 and 1999. SDRC believes that all necessary adjustments have been included to present fairly the selected quarterly information.

	Three months ended				Year ended
2000	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	December 31, 2000
Total revenue	$108,200	$118,109	$105,584	$120,044	$451,937
Gross profit	58,178	67,407	56,178	65,923	247,686
Net income before special charges	4,339	8,281	296	5,678	18,594
Net income (loss)	4,339	8,281	296	(40,664)	(27,748)
Basic earnings (loss) per share	.12	.23	.01	(1.14)	(.77)*
Dilutive earnings (loss) per share	.12	.23	.01	(1.14)	(.77)*

	Three months ended				Year ended
1999	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999	December 31, 1999
Total revenue	$108,129	$111,053	$108,907	$114,134	$442,223
Gross profit	65,919	66,080	57,368	63,554	252,921
Net income before special charges	10,019	10,786	4,887	5,432	31,124
Net income	10,019	10,786	2,537	4,617	27,959
Basic earnings per share	.28	.30	.07	.13	.78 *
Dilutive earnings per share	.27	.29	.07	.13	.75 *

* Per share amounts are not additive.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information required in this item about SDRC's directors is incorporated herein by reference to SDRC's definitive Proxy Statement dated April 2, 2001 which relates to the May, 2001 Annual Meeting of Shareholders.

SDRC's executive officers are as follows:

Name	Age	Position

William J. Weyand	56	Chairman of the Board and Chief Executive Officer
Glenn R. Wienkoop	54	President and Chief Operating Officer
William M. Gascoigne	50	Executive Vice President, Worldwide Operations
John A. Mongelluzzo	42	Vice President - Business Administration, Secretary and General Counsel
Jeffrey J. Vorholt	48	Vice President, Chief Financial Officer and Treasurer
Deborah G. Davis	48	Vice President, Human Resources

Mr. Weyand has served as Chief Executive Officer since he joined SDRC in June 1997, and also served as President from June 1997 through May 2000. He has served as Chairman of the Board since March 1998. From April 1995 until June 1997, he was Executive Vice President of Measurex Corporation where he had worldwide responsibility for all sales and customer service operations. While at Measurex Corporation, Mr. Weyand had been Senior Vice President of Worldwide Sales and Service from December 1994 to April 1995; President, North and South America Sales and Service from February 1994 to December 1994; Senior Vice President, U.S. and Canada Sales and Service from 1993 to February 1994; Senior Vice President, U.S. Sales and Service from 1991 to 1993.

Mr. Wienkoop joined SDRC in May 2000 as President and Chief Operating Officer, responsible for product development, marketing and acquisitions management. Prior to joining SDRC, Mr. Wienkoop was Executive Vice President of Cognex Corporation and Chief Operating Officer of its largest division, from 1997 to 2000. From 1991 to 1997, Mr. Wienkoop was employed by Measurex Corporation where he served as President of the Industrial Systems Division from 1994 through 1997 and Vice President of Engineering and Marketing from 1991 through 1994.

Mr. Gascoigne served as Senior Vice President, Worldwide Operations from May 1999 until August 2000, when he was elected Executive Vice President, Worldwide Operations. Mr. Gascoigne is responsible for all sales, services and industry operations worldwide. Prior to assuming these roles, Mr. Gascoigne served as Vice President and General Manager, Europe. Mr. Gascoigne joined SDRC in 1990 as the UK General Manager.

Mr. Mongelluzzo has served as Vice President - Business Administration, Secretary and General Counsel since February 2001 and in addition to his other duties, assumed management of corporate strategic software and hardware partnership relationships. He joined SDRC in May 1986 as Assistant Counsel and was elected Assistant Secretary in October 1986 and Secretary in December 1986 serving in such capacities until October 1991 when he was elected to the position of Vice President, Secretary and General Counsel. In January 1998, he assumed company-wide responsibilities for all administrative services and support for the Company including insurance, property management, facility operations, procurement and telecommunications.

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

Mrs. Davis was named an executive in November 2000. She has served as Vice President, Human Resources since February 2000. Prior to assuming this role, Mrs. Davis served SDRC as Director, Human Resources since 1986.

Item 11: Executive Compensation

The information required in this item is incorporated herein by reference to SDRC's definitive Proxy Statement dated April 2, 2001.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required in this item is incorporated herein by reference to SDRC's definitive Proxy Statement dated April 2, 2001.

Item 13: Certain Relationships and Related Transactions

The information required in this item is incorporated herein by reference to SDRC's definitive Proxy Statement dated April 2, 2001.

PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.1. Financial Statements

The following financial statements are filed within Item 8 of this Form 10-K:

Report of Independent Accountants.

Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998.

Consolidated Balance Sheets - December 31, 2000 and 1999.

Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998.

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

a.3. List of Exhibits:

3.01	Amended Articles of Incorporation of Registrant; incorporated by reference to SDRC's Registration Statement No. 33-16541, filed August 17, 1987. Amendments incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1993 and SDRC's definitive Proxy Statement dated March 25, 1997.

3.02	Amended Code of Regulations of Registrant; incorporated by reference to SDRC's Registration Statement No. 33-16541, filed August 17, 1987. Amendments incorporated by reference to SDRC's definitive Proxy Statement dated March 26, 1996.

4	Rights Agreement; incorporated by reference to SDRC's Form 8-K, filed on August 6, 1998.

10.01	Structural Dynamics Research Corporation Tax Deferred Capital Accumulation Plan dated January 1, 1989; incorporated by reference to SDRC's Form S-8 registration statement No. 33-22136, filed July 10, 1991.

10.02	Structural Dynamics Research Corporation 1991 Employee Stock Option Plan; incorporated by reference to SDRC's Form S-8 registration statement No. 33-41671, filed July 10, 1991. Amendment incorporated by reference to SDRC's Form S-8 registration statement No. 33-72328, filed April 27, 1993.

10.03	Structural Dynamics Research Corporation Stock Purchase Plan; incorporated by reference to SDRC's Form S-8 registration statement No. 33-40561, filed May 15, 1991.

10.04	Structural Dynamics Research Corporation 1994 Long-Term Stock Incentive Plan; incorporated by reference to SDRC's Form S-8 registration statement No. 33-58701, filed April 19, 1995. Amendment to the plan is incorporated by reference to SDRC's definitive Proxy Statement dated March 26, 1996.

10.05	Structural Dynamics Research Corporation 1996 Directors' Non-Discretionary Stock Plan; incorporated by reference to SDRC's Form S-8 registration statement No. 33-07365, filed July 1, 1996.

10.07	Incentive Compensation Plan; incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1997.

10.08	Form of amended Severance Compensation Agreement contracted with each named executive of SDRC; incorporated by reference to SDRC's Form 10-Q for the period ending September 30, 2000.

10.09	Employment Agreement with William J. Weyand dated June 30, 1997; incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1997.

10.10	Non-Qualified Unfunded Deferred Compensation Plan for outside directors of Structural Dynamics Research Corporation; incorporated by reference to SDRC's Form 10-K for the year ended December 31, 1997.

10.11	Structural Dynamics Research Corporation Supplemental Retirement Plan, effective January 1, 1998; incorporated by reference to SDRC's Form 10-Q for the period ended March 31, 1998.

10.12	Agreement of Merger and Plan of Reorganization pertaining to the acquisition of Imageware Corporation; incorporated by reference to SDRC's Form 8-K filed December 4, 1998.

10.13	Stock purchase agreement between Inso Corporation and Structural Dynamics Research Corporation, dated January 5, 2000; incorporated by reference to SDRC's Form 10-K filed March 30, 2000.

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Independent Accountants; filed herewith.

b. Reports on Form 8-K

None.

c. Exhibits as required by Item 601 of Regulation S-K

SDRC hereby files with this Form 10-K, Exhibits in the List of Exhibits.

d. Financial Schedules

SDRC hereby files with this Form 10-K, the financial statement schedule listed in item 14.a.2.

Report of Independent Accountants

To the Board of Directors of Structural Dynamics Research Corporation

Our audits of the consolidated financial statements referred to in our report dated January 31, 2001 also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

January 31, 2001

Schedule II

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions/ (Recoveries)	Balance at End of Period

Allowances for Accounts Receivable:

Year ended December 31, 1998	$3,529 ======	$4,496 =====	$2,462 =====	$5,563 =====

Year ended December 31, 1999	$5,563 =====	$1,576 =====	$2,089 =====	$5,050 =====

Year ended December 31, 2000	$5,050 =====	$3,903 =====	$2,278 =====	$6,675 =====

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

March 14, 2001	By	/s/Jeffrey J. Vorholt
Jeffrey J. Vorholt
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Weyand	March 25, 2001	/s/John E. McDowell	March 15, 2001
William J. Weyand		John E. McDowell
Chairman of the Board		Director
and Chief Executive Officer
(Principal Executive Officer)

/s/Jeffrey J. Vorholt	March 14, 2001	/s/James W. Nethercott	March 15, 2001
Jeffrey J. Vorholt		James W. Nethercott
Vice President,		Director
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/William P. Conlin	March 17, 2001	/s/Arthur B. Sims	March 22, 2001
William P. Conlin		Arthur B. Sims
Director		Director

/s/Maurice F. Holmes	March 15, 2001	/s/Mitchell G. Tyson	March 15, 2001
Maurice F. Holmes		Mitchell G. Tyson
Director		Director

/s/Bannus B. Hudson	March 15, 2001	/s/Gilbert R. Whitaker, Jr.	March 19, 2001
Bannus B. Hudson		Gilbert R. Whitaker
Director		Director