Form 10-Q
period 2001-03-31
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 2001-05-15
CIK 820235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2001

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

Yes [X]            No [ ]

As of April 30, 2001 there were 35,858,423 shares of the Registrant's Common Stock without par value issued and outstanding.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Form 10-Q for period ended March 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenue:
Software licenses	$ 41,372	$ 38,770
Software maintenance and services	71,453	69,430
Total revenue	112,825	108,200

Cost of revenue:
Software licenses	6,912	7,845
Software maintenance and services	41,702	42,177
Total cost of revenue	48,614	50,022
Gross profit	64,211	58,178

Operating expenses:
Selling and marketing	29,487	27,951
Research and development	22,753	19,140
General and administrative	5,961	4,746
Total operating expenses	58,201	51,837
Operating income	6,010	6,341

Interest and other income, net	1,759	713
Income before income taxes	7,769	7,054

Income tax expense	1,941	2,715
Net income	$ 5,828 ======	$ 4,339 ======

Net income per share:
Basic	$ .16	$ .12
Diluted	$ .16	$ .12

Comprehensive income	$ 3,023 =====	$ 3,342 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2001	2000
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$139,139	$139,313
Short-term investments	10,309	16,779
Trade accounts receivable, net	114,510	108,816
Other accounts receivable	5,142	3,451
Prepaid expenses and other current assets	11,604	8,446
	280,704	276,805

Marketable securities	1,681	4,661

Property and equipment, at cost:
Computer and other equipment	70,625	69,317
Office furniture and equipment	21,760	21,899
Leasehold improvements	10,408	10,425
	102,793	101,641

Less accumulated depreciation and amortization	79,711	77,112
Net property and equipment	23,082	24,529

Marketable software costs, net	55,283	56,943
Goodwill and other intangibles	5,638	5,994
Other assets	8,197	8,028

Total assets	$374,585 =======	$376,960 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2001	2000
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$ 12,418	$ 22,846
Accrued expenses	52,564	63,516
Accrued income taxes	1,661	1,922
Deferred revenue	75,947	61,760
Total current liabilities	142,590	150,044

Long-term liabilities	7,601	7,632

Shareholders' equity:
Common stock, stated value $.0069 per share
Authorized 100,000 shares; outstanding shares-
35,673 and 35,445 net of 3,915 and 3,992 shares
in treasury	248	246
Capital in excess of stated value	124,572	122,487
Retained earnings	108,846	103,018
Accumulated other comprehensive loss:
Foreign currency translation loss	(9,289)	(6,473)
Unrealized holding gain on marketable securities	17	6
Accumulated other comprehensive loss	(9,272)	(6,467)
Total shareholders' equity	224,394	219,284

Total liabilities and shareholder's equity	$374,585 =======	$376,960 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net Income	$ 5,828	$ 4,339
Adjustments to reconcile net income to net cash flows
from operating activities:
Amortization of computer software cost	5,648	3,990
Depreciation	3,087	3,184
Amortization of goodwill and acquired intangibles	359	2,385
Stock contributions to 401(k) plan	1,421	923
Loss on sale of property and divestitures	15	1,416
Deferred income tax benefit	(175)	(215)
Changes in assets and liabilities from operating activities:
Accounts receivable	(7,385)	(16,589)
Prepaid expenses and other assets	(3,155)	(1,589)
Accounts payable and accrued expenses	(19,791)	(6,197)
Deferred revenue	14,187	26,920
Other long-term liabilities	(31)	(79)
Income taxes	(261)	247
Net cash (used) provided by operating activities	(253)	18,735

Cash flows from investing activities:
Sales (purchases) of marketable securities, net	9,461	(4,638)
Additions to property and equipment, net	(1,655)	(2,998)
Additions to marketable software costs	(3,988)	(6,236)
Acquisition of Sherpa, net of cash acquired	(1,971)	(4,692)
Other	(270)
Net cash provided (used) by investing activities	1,577	(18,564)

Cash flows from financing activities:
Issuance of common stock	1,318	2,589
Net cash provided by financing activities	1,318	2,589

Effect of exchange rate changes on cash	(2,816)	(977)
Increase (decrease) in cash and cash equivalents	(174)	1,783

Cash and cash equivalents:
Beginning of period	139,313	121,507
End of period	$139,139 =======	$123,290 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by SDRC pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly SDRC's financial position, results of operations and cash flows as of the dates and for the periods indicated. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in SDRC's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) Earnings Per Share

Basic earnings per share and dilutive earnings per share are computed using the weighted average number of dilutive equivalent shares outstanding during the period, respectively. Dilutive equivalent shares are calculated using the treasury stock method and consist of dilutive stock option grants.

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows for the three months ended March 31:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

2001
Basic net income per share	$ 5,828	35,587	$ .16
Effect of stock options		645
Diluted net income per share	$ 5,828	36,232	$ .16

2000
Basic net income per share	$ 4,339	35,729	$ .12
Effect of stock options		963
Diluted net income per share	$ 4,339	36,692	$ .12

Options to purchase 2,983 and 2,501 shares of stock at March 31, 2001 and 2000 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of shares.

(3) Subsequent Events

SDRC acquired all the stock of Inovie(R) Software, Inc. ("Inovie") in April 2001, a leading provider of web-based collaborative project management software. SDRC paid approximately $6,000 in cash. The transaction will be recorded as a purchase and beginning in April 2001, the operating results of Inovie will be included in SDRC's operating results. SDRC will couple Inovie's project management software with its collaborative product management solutions. SDRC will also continue to offer Inovie's products as they are packaged and sold today to a variety of non-manufacturing industries and end-user applications.

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

Revenue

SDRC's total revenue was $112,825 for the three months ended March 31, 2001, compared to $108,200 for the three months ended March 31, 2000. Total license revenue increased 7% while total maintenance and services revenue increased 3% compared to the corresponding prior year quarter. License sales of MDA declined 9% in the first quarter of 2001 compared to the corresponding 2000 quarter, reflecting a weaker market for MDA products. PKM license sales were $17,181 in the first quarter of 2001 compared to $12,075 in the corresponding 2000 quarter, resulting in a 42% increase. New Metaphase product releases geared toward the Aerospace and Defense and Automotive industries helped trigger a larger number of PKM orders in the first three months of 2001.

Total revenues from PKM products grew 24% compared to the corresponding 2000 period and accounted for 33% of consolidated net revenues for the quarter ended March 31, 2001. PKM service and maintenance revenue was $27,494, and grew 14% during the three months ended March 31, 2001, compared to the same period last year. PKM service and maintenance revenue was strong in all regions in the 2001 quarter, driven by an expanding customer base. SDRC's emphasis on solutions selling, which combines licenses, support and software implementation, generated increased service revenue, particularly for PKM. SDRC expects PKM revenues to become a larger portion of its total revenues in 2001.

For the three month periods ended March 31, 2001 and 2000, revenue in North America accounted for 40% and 41%, Europe 36% and 37%, and Asia Pacific 24% and 22% respectively, of consolidated net revenues. Asia Pacific's revenue growth in 2001 was due to large license orders from two major automotive industry customers. SDRC expects the international market to continue to account for a significant portion of total future revenue.

Cost of Revenue

Cost of revenue consists principally of the staff and related costs associated with fee based services and support for software maintenance contracts; amortization of goodwill, acquired intangibles and capitalized software costs; royalty fees paid to third parties under licensing agreements and the cost of distributing software products. Cost of revenue decreased 3% to $48,614 for the three months ended March 31, 2001 compared to $50,022 for the three months ended March 31, 2000. Cost of revenue represented 43% of revenue for the three months ended March 31, 2001, compared to 46% for the corresponding period in 2000.

The cost of licenses decreased 12% to $6,912 for the three months ended March 31, 2001, compared to $7,845 for the same period in 2000. The primary reason for the decline in license costs was a reduction in amortization of goodwill and other acquired intangibles. The reduction in amortization is the result of an impairment charge recorded in December 2000 to write-down goodwill and other intangibles to their fair values. Increases in capitalized software amortization relating to the I-DEAS 8 release increased cost of licenses in the 2001 quarter but were offset by a reduction in third party royalty fees. The cost of licenses, as a percentage of license revenue was 17% for the three months ended March 31, 2001, compared to 20% for the same period in 2000.

The cost of maintenance and services was $41,702 for the quarter ended March 31, 2001 compared to $42,177 for the corresponding prior year period, a decrease of 1%. The cost of services and maintenance, as a percentage of related revenue was 58% for the quarter ended March 31, 2001 compared to 61% for the quarter ended March 31, 2000. Contribution margins improved in the 2001 quarter due to an increase in PKM service revenue and better cost controls.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of the compensation, travel and facility costs associated with the worldwide sales and marketing staff, advertising expenses and product localization. Selling and marketing expenses also include amortizations of acquired trade names and customer lists. Selling and marketing expenses represented 26% of revenue for the three months ended March 31, 2001 and March 31, 2000. These expenses increased 5% to $29,487 for the three months ended March 31, 2001 compared to $27,951 for the corresponding period in 2000 due to incremental salaries and sales commissions associated with the increase in license revenue in the 2001 quarter.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, computer equipment and facilities cost associated with the product development staff. They exclude costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Research and development expenses increased 19% to $22,753 for the three months ended March 31, 2001, compared to $19,140 for the three months ended March 31, 2000. In the quarter ended March 31, 2001, SDRC capitalized $3,988 of software development cost, while in the corresponding 2000 period, $6,236 of cost was capitalized. Higher capitalization occurred in the 2000 quarter due to the timing and extensive coding work dedicated to I-DEAS 8, released in June 2000. Total software development cost, including research expenses and capitalized amounts, was $26,741 for the three months ended March 31, 2001 compared to $25,376 for the corresponding 2000 quarter. Incremental salary cost and external contractor fees drove the 5% increase in the 2001 quarter. The amount of capitalized software development cost and accordingly, research and development expenses, may vary among periods depending on the stage of development being performed on future product releases.

General and Administrative Expenses

General and administrative expenses consist of costs associated with the executive, finance, legal, human resource and corporate administrative staffs. These expenses increased 26% to $5,961 for the three months ended March 31, 2001 compared to $4,746 for the three months ended March 31, 2000. Additional staffing and compensation costs accounted for the increase. General and administrative expenses represented 5% of revenue for the three months ended March 31, 2001 and 4% for the first quarter of 2000.

Other Income, net

Other income for the three months ended March 31, 2001 was $1,759 and consisted almost exclusively of interest income. For the three months ended March 31, 2000, other income was $713 and reflects interest income of $1,644, a charge of approximately $1,400 for the divestiture of SDRC's Advanced Test & Analysis operations, and a gain on the sale of an investment. The divestiture charge consisted primarily of an incentive payment to the acquirer for retaining personnel necessary to complete customer service contracts for SDRC.

Income Taxes

Income tax expense was $1,941 and $2,715 for the three months ended March 31, 2001 and 2000, respectively. The effective income tax rate for the three months ended March 31, 2001, was 25%, compared to 38.5% for the prior year quarter. As of March 31, 2001, SDRC has a valuation allowance of approximately $35,000 established against deferred tax assets. SDRC will evaluate and adjust its estimated global effective tax rate as appropriate based on changes in its global businesses. SDRC's best estimate of the effective income tax rate throughout 2001 is approximately 25%. The decrease in the effective income tax rate is due to the renegotiation of several Asian distributorship agreements regarding the characterization of SDRC products and the manner in which they are packaged, delivered and sold. A decrease in non-deductible goodwill amortization due to the impairment write-downs of goodwill and intangible assets associated with several previous acquisitions in December 2000 also decreases the effective tax rate for 2001.

Comprehensive Income

The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Larger net foreign currency translation losses occurred in 2001 compared to 2000 because the U.S. dollar strengthened against the foreign currencies of subsidiaries.

Liquidity and Capital Resources

As of March 31, 2001, SDRC had $139,139 in cash and cash equivalents compared to $139,313 as of December 31, 2000. During the three months ended March 31, 2001, SDRC used $253 of cash, net of in-flows, for operating activities. During the same quarter of 2000, SDRC generated net cash in-flows of $18,735. Decreases in the amount of cash generated between the 2001 and 2000 quarters were due to timing differences of customer collections and a change in the timing of the U.S. payroll date which resulted in an additional monthly cash payout in the 2001 quarter. SDRC's sources of liquidity and funds anticipated to be generated from operations are expected to be adequate for SDRC's cash requirements in the foreseeable future.

Investing activities resulted in net cash in-flows of $1,577 during the first quarter of 2001 and net cash out-flows of $18,564 during the corresponding quarter of 2000. Sales of marketable securities in 2001 was the primary reason for the increase.

SDRC's working capital was $138,114 at March 31, 2001. SDRC may use portions of its cash to acquire additional companies or technology that is complementary to its product offerings. In January 2001, SDRC made the final cash payment related to the Sherpa acquisition for $1,971. In April 2001, SDRC paid approximately $6,000 to acquire Inovie. SDRC has no other commitments for material capital expenditures. SDRC has never paid a cash dividend and intends to continue its policy of retaining earnings to finance future growth.

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

Product Development

SDRC has embarked on a strategy to expand its product line for visualization features, data exchange functionality, Internet operable design and expedient Metaphase implementation tools. The markets for these initiatives, and the entire collaborative product development industry, are highly competitive and characterized by rapid technological change, shifting customer needs and continual innovation. SDRC's success is dependent on its ability to anticipate user needs and to keep pace with new technological developments which customers need. SDRC and its competitors are spending significant resources to develop Internet-based collaboration tools. The speed and degree that SDRC can develop and market Internet-operable data exchange and other e-business features and its other product lines, will affect future operating results.

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

Product Markets

SDRC derives most of its revenue from selling software products and services into large-scale mechanical design environments. The mechanical design market is maturing and the perception of product differentiation has declined. Large, multi-national manufacturing companies have made significant investments in enterprise-wide MDA systems. Due to the significant cost of switching systems, it is difficult to replace existing installations of competitors' systems. SDRC also faces competition from mid-priced, Windows based, MDA applications, which are increasingly providing advanced product functionality and flexibility. SDRC is developing collaboration tools that utilize the Internet as a medium of information exchange. Manufacturers and their partners may not adopt the Internet for product data exchange to the degree or at the rate that SDRC expects.

SDRC faces exposure to market conditions in several industries including the automotive and aerospace and defense industries. A slow down in these or other industries could result in reduced revenues. Additionally, if collaborative MDA and PKM license revenues are less than expected, maintenance and services revenue growth are also likely to be less than planned. SDRC's ability to match resource levels with revenue levels, will directly impact its future operating results. SDRC's operating expense levels are planned, in part, on forecasted revenue, and expense levels are generally committed in advance. Since expenses are relatively fixed in the near term, future operating results will be impacted by SDRC's ability to convert invested outlays into expected revenue at profitable margins.

Technology Investment

SDRC capitalizes substantial amounts of internal development costs associated with each MDA software release. Amortization expense for the latest release is expected to be approximately $11,300 in 2001 and in 2002. Additionally, in the future, SDRC may acquire technologies deemed to have strategic benefit. The effect on future earnings will depend, in part, on SDRC's ability to fully utilize and integrate the purchased technology and market it to SDRC's customers. Market growth and sales expansion must be sufficient to cover the fixed cost structure including software and intangible amortization or operating results will be negatively impacted. Significant delays in software development of new or enhanced products could increase sales competition and hinder future sales and operating results. If revenue results are less than planned, SDRC's ability to recover the carrying value of an intangible may be impaired. Under such circumstances, SDRC will review the operating results and expected cash flows associated with the related intangible. If the fair value of the intangible is less than the carrying value, an impairment charge will be recorded against net operating income in the period the impairment is determined.

International Business

A significant portion of SDRC's revenue is from international markets. As a result, SDRC's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which SDRC does business. SDRC has invested sizable resources in the Asia-Pacific region, particularly in Japan and South Korea. Economic instability in this region could lead to an adverse impact on SDRC's operating results and financial position.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have not been any significant changes to SDRC's financial market risk exposure since the filing of the 2000 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a) No exhibits or reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURAL DYNAMICS
RESEARCH CORPORATION

Date: May 14, 2001	By: /s/ Jeffrey J. Vorholt
Jeffrey J. Vorholt,
Vice President,
Chief Financial Officer and Treasurer

* Pursuant to the last sentence of
General Instruction G to Form 10-Q,
Mr. Jeffrey J. Vorholt has executed
this Quarterly Report on Form 10-Q
both on behalf of the registrant and
in his capacity as its principal
financial and accounting officer.