Form 10-Q
period 2001-06-30
STRUCTURAL DYNAMICS RESEARCH CORP /OH/
filed 2001-08-14
CIK 820235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2001

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

Yes [X]                         No [ ]

As of July 31, 2001 there were 36,837,090 shares of the Registrant's Common Stock, without par value, issued and outstanding.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Form 10-Q for period ended June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
Revenue:
Software licenses	$44,248	$43,915	$85,620	$82,685
Software maintenance and services	76,895	74,194	148,348	143,624
Total revenue	121,143	118,109	233,968	226,309

Cost of revenue:
Cost of licenses	6,881	7,873	13,793	15,718
Cost of maintenance and services	42,247	42,829	83,949	85,006
Total cost of revenue	49,128	50,702	97,742	100,724
Gross profit	72,015	67,407	136,226	125,585

Operating expenses:
Selling and marketing	32,020	29,811	61,507	57,762
Research and development	23,529	22,506	46,282	41,646
General and administrative	5,622	5,096	11,583	9,842
In-process research and development	250	--	250	--
Total operating expenses	61,421	57,413	119,622	109,250
Operating income	10,594	9,994	16,604	16,335

Other income, net	1,276	3,472	3,035	4,185
Income before income taxes	11,870	13,466	19,639	20,520
Income tax expense	3,020	5,185	4,961	7,900
Net income	$8,850 =====	$8,281 =====	$14,678 =====	$12,620 =====

Net income per share:
Basic	$.25	$.23	$.41	$.35
Diluted	.23	.23	.39	.34

Comprehensive income	$7,830 ====	$7,593 ====	$10,853 =====	$10,935 =====

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2001	2000
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$188,062	$139,313
Short-term investments	4,329	16,779
Trade accounts receivable, net	101,619	108,816
Other accounts receivable	5,478	3,451
Prepaid expenses and other current assets	12,380	8,446
	311,868	276,805

Marketable securities	686	4,661

Property and equipment, at cost:
Computer and other equipment	72,966	69,317
Office furniture and equipment	22,078	21,899
Leasehold improvements	10,481	10,425
	105,525	101,641

Less accumulated depreciation and amortization	82,256	77,112
Net property and equipment	23,269	24,529

Marketable software costs, net	55,641	56,943
Goodwill and other intangibles	10,101	5,994
Other assets	11,753	8,028

Total assets	$413,318 ======	$376,960 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2001	2000
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$13,953	$22,846
Accrued expenses	51,718	63,516
Accrued income taxes	4,253	1,922
Deferred revenue	88,852	61,760
Total current liabilities	158,776	150,044

Long-term liabilities	7,808	7,632

Shareholders' equity:
Common stock, stated value $.0069 per share
Authorized 100,000 shares; outstanding shares-
36,698 and 35,445 net of 3,832 and 3,992 shares
in treasury	255	246
Capital in excess of stated value	139,075	122,487
Retained earnings	117,696	103,018
Accumulated other comprehensive income (loss):
Foreign currency translation loss	(10,296)	(6,473)
Unrealized holding gain on marketable securities	4	6
Accumulated other comprehensive loss	(10,292)	(6,467)
Total shareholders' equity	246,734	219,284

Total liabilities and shareholders' equity	$413,318 ======	$376,960 ======

See accompanying notes to consolidated financial statements.

STRUCTURAL DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net Income	$14,678	$12,620
Adjustments to reconcile net income to net cash flows
from operating activities:
Amortization of computer software cost	10,793	8,276
Depreciation	5,995	6,346
Stock contributions to 401(k) plan	2,403	3,295
Amortization of goodwill and acquired intangibles	976	4,970
In-process research and development	250	--
Loss on sale of property and divestitures	50	418
Deferred income tax (benefit) expense	(1,631)	871
Other	--	(120)
Changes in assets and liabilities from operating activities:
Accounts receivable	5,361	(22,070)
Prepaid expenses and other assets	(3,685)	(1,364)
Accounts payable and accrued expenses	(18,962)	(5,901)
Deferred revenue	26,919	30,860
Other long-term liabilities	176	(8)
Income taxes	1,560	(921)
Net cash provided by operating activities	44,883	37,272

Cash flows from investing activities:
Sales (purchases) of marketable securities, net	16,423	(2,420)
Additions to property and equipment, net	(4,734)	(6,344)
Additions to marketable software costs	(8,291)	(9,308)
Acquisition of Sherpa, net of cash acquired	(1,971)	(4,692)
Acquisition of Inovie, net of cash acquired	(5,981)	--
Other	(270)	(548)
Net cash (used) in investing activities	(4,824)	(23,312)

Cash flows from financing activities:
Issuance of common stock	12,513	4,562
Net cash provided by financing activities	12,513	4,562

Effect of exchange rate changes on cash	(3,823)	(1,717)
Increase in cash and cash equivalents	48,749	16,805

Cash and cash equivalents:
Beginning of period	139,313	121,507
End of period	$188,062 ======	$138,312 =====

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

The reconciliations of amounts used for the basic and diluted earnings per share calculations are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Net income (numerator)	$8,850 ====	$8,281 ====	$14,678 =====	$12,620 =====

Weighted average outstanding:
Common shares (basic denominator)	36,085	36,057	35,837	35,893
Dilutive employee stock options	2,771	636	1,790	769

Common stock and dilutive common
stock equivalents (diluted denominator)	38,856 =====	36,693 =====	37,627 =====	36,662 =====

Earnings per share:
Basic	$.25	$.23	$.41	$.35
Diluted	$.23	$.23	$.39	$.34

Options to purchase 297 and 1,455 shares of common stock for the three and six month periods ended June 30, 2001 and 2,739 and 2,348 shares of common stock for the three and six month periods ended June 30, 2000 respectively, were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of common shares.

(3) Inovie Acquisition

In April 2001, SDRC acquired all the stock of Inovie(R) Software, Inc. ("Inovie"), a developer of web-based collaborative project management software. SDRC paid approximately $6,000 in cash. The transaction was recorded as a purchase and beginning in April 2001, the operating results of Inovie were included in SDRC's operating results. SDRC will couple Inovie's project management software with SDRC's product management solutions. Additionally, Inovie's products will continue to be offered separately and sold to a variety of non-manufacturing industries and end-user applications.

(4) Agreement and Plan of Merger

On May 23, 2001, SDRC entered into an Agreement and Plan of Merger with Electronic Data Systems Corporation ("EDS") and Emerald Acquisition Corporation I ("Emerald"), a wholly owed subsidiary of EDS. If the transaction is completed, SDRC would merge into Emerald and become a wholly owned subsidiary of EDS. The acquisition is subject to several conditions, including regulatory approvals and the approval of SDRC's shareholders. Each outstanding share of SDRC common stock would be cancelled and converted into a right to receive cash of $25. The purchase price would be approximately $920,000. The transaction is intended to close by September 30, 2001. Once completed, EDS plans to consolidate SDRC with Unigraphics Solutions Inc., another subsidiary of EDS.

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

SDRC is a leading developer and global provider of software solutions for collaborative product development. Customers use SDRC's mechanical design automation ("MDA") and product knowledge management ("PKM") software solutions to develop mechanical products and manage information about their products. The I-DEAS(R) and Metaphase(R) solution suites are SDRC's primary MDA and PKM product brands, respectively. SDRC's software solutions facilitate innovation through collaboration, enabling customers to optimize product development early in the design process, increase productivity and significantly improve time-to-market. SDRC's software solutions maximize the efficiency of the design process, allowing product-related information to be distributed throughout the enterprise. These solutions are most valuable to companies seeking to accelerate their time to market for new products in response to increased competition. Complementing its software solutions, SDRC supports its customers with training, software implementation, consulting and hotline services. SDRC has a worldwide professional services staff with extensive knowledge of information management, mechanical design technology and development processes.

On May 23, 2001, SDRC entered into an Agreement and Plan of Merger with Electronic Data Systems Corporation ("EDS") and Emerald Acquisition Corporation I ("Emerald"), a wholly owed subsidiary of EDS. If the transaction is completed, SDRC would merge into Emerald and become a wholly owned subsidiary of EDS. The acquisition is subject to several conditions, including regulatory approvals and the approval of SDRC's shareholders. Each outstanding share of SDRC common stock would be cancelled and converted into a right to receive cash of $25. The purchase price would be approximately $920,000. The transaction is intended to close by September 30, 2001. Once completed, EDS plans to consolidate SDRC with Unigraphics Solutions Inc., another subsidiary of EDS.

Revenue

Total revenues grew 3% for the three and six month periods ended June 30, 2001 compared to the corresponding periods of 2000. Revenue growth was lead by Metaphase licenses and services revenues. Total revenues from Metaphase and other PKM related products grew 23% during the first six months of 2001 compared to the same period in 2000. PKM accounted for 39% of total revenues during the first six months of 2001 compared to 33% during the first six months of last year. Metaphase licenses revenues grew 46% and 45% compared to the previous year periods, to $16,476 and $33,791 for the three and six months ended June 30, 2001. Metaphase license growth during the second quarter was driven by approximately twenty-five license orders over one hundred thousand dollars each. Total license revenues during the three and six months ended June 30, 2001 grew 1% and 4% as growing Metaphase sales were partially offset by declining MDA sales. MDA license sales declined due to lower spending primarily within the automotive industry. Total maintenance and services revenue grew 4% during the quarter ended June 30, 2001 and was relatively flat for the six months then ended when compared to the same periods of 2000. Metaphase maintenance and services revenues grew 12% and 13% during the 2001 periods compared to last year. MDA maintenance revenue growth remained solid while MDA service revenues declined as billable resources were deployed onto Metaphase service contracts.

For the six month periods ended June 30, 2001 and 2000, revenue in North America accounted for 42% and 43%, Europe 32% and 35%, and Asia Pacific 26% and 22% respectively, of consolidated net revenues. Asia Pacific's revenue growth in 2001 was due to large license orders from two major automotive industry customers. SDRC expects the international market to continue to account for a significant portion of total future revenue.

Cost of Revenue

Cost of revenue consists principally of the staff and related costs associated with fee based services and support for software maintenance contracts; amortization of goodwill, acquired intangibles and capitalized software costs; royalty fees paid to third parties under licensing agreements and the cost of distributing software products. The total cost of revenue was $49,128 and $97,742 for the three and six month periods ended June 30, 2001, respectively compared to $50,702 and $100,724 for the corresponding periods in 2000.

The cost of licenses, as a percentage of license revenue was 16% for the three and six month periods ended June 30, 2001, compared to 18% and 19% for the corresponding periods in 2000. The cost of licenses decreased 13% and 12% for the three and six month periods ended June 30, 2001, compared to the same periods in 2000. The primary reason for the decline in license costs was a reduction in amortization of goodwill and other acquired intangibles. The reduction in amortization is the result of an impairment charge recorded in December 2000 to write-down goodwill and other intangibles to their fair values. Third party royalty fees also declined while software amortization expense increased during the first six months of 2001 due to the release of I-DEAS 8.

The cost of maintenance and services declined 1% during the three and six month periods ended June 30, 2001 compared to the same periods in 2000. The cost of services and maintenance, as a percentage of related revenue was 55% and 57% for the three and six month periods ended June 30, 2001 compared to 58% and 59% for the corresponding periods in 2000. Lower amortization expense, cost controls, and the successful transition of resources to Metaphase service projects resulted in lower expenses compared to 2000.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of the compensation, travel and facility costs associated with the worldwide sales and marketing staff, advertising expenses and product localization. Selling and marketing expenses represented 26% of revenue for the three and six month periods ended June 30, 2001 respectively, compared to 25% and 26% during the corresponding 2000 periods. These expenses increased 7% and 6% during the three and six month periods ended June 30, 2001 compared to the corresponding periods in 2000. The increase is due to incremental salaries and sales commissions associated with the increase in Metaphase revenues during 2001. Additionally, during the second quarter of 2001, SDRC conducted an industry symposium for collaborative development technologies.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, computer equipment and facilities cost associated with the product development staff. They exclude costs which are capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Research and development expenses increased 5% and 11% for the three and six month periods ended June 30, 2001 compared to the three and six month periods ended June 30, 2000. During the three and six months ended June 30, 2001, SDRC capitalized $4,053 and $8,042 of software development cost, while in the corresponding 2000 periods $3,148 and $9,384 of cost were capitalized. Total software development cost, including research expenses and capitalized amounts, was $27,582 and $54,324 for the three and six months ended June 30, 2001 compared to $25,654 and $51,030 for the corresponding 2000 periods. The increases in 2001 were mainly due to incremental salary cost and external contractor fees for PKM product development. The amount of capitalized software development cost and accordingly, research and development expenses, may vary among periods depending on the stage of development being performed on future product releases.

General and Administrative Expenses

General and administrative expenses consist of costs associated with the executive, finance, legal, human resource and corporate administrative staffs. General and administrative expenses represented 5% of revenue for the three and six month periods ended June 30, 2001 and 4% of revenue for the three and six months ended June 30, 2000. General and administrative expenses increased to $5,622 and $11,583 for three and six months ended June 30, 2001 respectively, compared to $5,096 and $9,842 for the corresponding 2000 periods. Additional staffing and compensation costs accounted for the increase.

Other Income, net

Other income for the three and six month periods ended June 30, 2001 was $1,276 and $3,034 and consisted primarily of interest income from cash equivalents and marketable securities. For the three and six months ended June 30, 2000, other income was $3,472 and $4,185 and primarily reflects interest income. In addition to interest income, other income in the second quarter of 2000 reflects a net gain of approximately $969 associated with the settlement of a lease obligation for an unoccupied building in the United Kingdom. Also, during the first quarter of 2000, other income included a charge of approximately $1,400 for the divestiture of SDRC's Advanced Test & Analysis operations. Other income also includes foreign currency transaction losses which were larger in 2001 compared to 2000.

Income Taxes

Income tax expense was $3,020 and $4,961 for the three and six months ended June 30, 2001 and $5,185 and $7,900 for 2000 respectively. The effective income tax rate for the three and six months ended June 30, 2001, was 25% compared to 39% and 38% for the corresponding 2000 periods. SDRC's best estimate of the effective income tax rate throughout 2001 is approximately 25%. The decrease in the effective income tax rate is due to the renegotiation of several Asian distributorship agreements regarding the characterization of SDRC products and the manner in which they are packaged, delivered and sold. A decrease in non-deductible goodwill amortization due to the impairment write-downs of goodwill and intangible assets associated with several previous acquisitions in December 2000 also decreases the effective tax rate for 2001. As of June 30, 2001, SDRC has a valuation allowance of approximately $34,000 established against deferred tax assets. SDRC will evaluate and adjust its estimated global effective tax rate as appropriate based on changes in its global businesses.

Comprehensive Income

The differences between net income and comprehensive income were primarily due to unrealized gains and losses from the translation of foreign subsidiaries' balance sheets into U.S. dollars. Larger net foreign currency translation losses occurred in 2001 compared to 2000 because the U.S. dollar strengthened against the foreign currencies of subsidiaries.

Acquisition of Inovie

In April 2001, SDRC acquired all the stock of Inovie(R) Software, Inc. ("Inovie"), a developer of web-based collaborative project management software. SDRC paid approximately $6,000 in cash. The transaction was recorded as a purchase and beginning in April 2001, the operating results of Inovie were included in SDRC's operating results. SDRC plans to couple Inovie's project management software with SDRC's product management solutions. Additionally, Inovie's products will continue to be offered separately and sold to a variety of non-manufacturing industries and end-user applications.

Liquidity and Capital Resources

As of June 30, 2001, SDRC had $193,077 in cash, cash equivalents and marketable securities compared to $160,753 as of December 31, 2000. During the six months ended June 30, 2001, SDRC generated $44,883 of cash from operating activities. During the same period of 2000, SDRC generated $37,272 of cash from operations. The increase in the amount of operating cash generated between the 2001 and 2000 periods was primarily due to aggressive receivable collections offset by an additional month's payroll in 2001 due to a change in the timing of the U.S. payroll date.

SDRC used $4,824 and $23,312 of cash for investing activities during the six month periods ended June 30, 2001 and 2000. During 2001, maturities and sales of SDRC's marketable securities resulted in significant cash in-flows compared to the previous year. The proceeds were offset by cash used for acquisitions, equipment purchases and capitalized software during 2001.

Cash from financing activities increased due to significant exercises of employee stock options during the second quarter of 2001.

SDRC's sources of liquidity and funds anticipated to be generated from operations are expected to be adequate for SDRC's cash requirements in the foreseeable future. SDRC does not have any significant commitments for material capital expenditures. SDRC has never paid a cash dividend and does not expect to do so.

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

Agreement and Plan of Merger

While the acquisition of SDRC by EDS remains pending, SDRC may face various operating disruptions.

-   Customers may choose to delay purchasing decisions if they have concerns about future product development and support.

-   Sales execution may be hindered by lack of focus on certain major accounts.

-   Distributors and resellers may shift their offerings if they have concerns about continual product support.

-   Due to employment uncertainties, key employees may choose to voluntarily terminate in favor of other career opportunities.

-   Relationships with third party developers may be disrupted, resulting in product delays.

If completion of the transaction takes more time than expected, or if the agreement is terminated, operating results may be negatively impacted. Completion of the acquisition depends on regulatory approvals, SDRC shareholder approval and other conditions as specified in the acquisition agreements. If, under certain conditions, the agreement is not completed, SDRC would be required to pay EDS a termination fee of $30,000, plus certain expenses and other fees. If the agreement is not completed, the trading price of SDRC's shares would likely decline significantly.

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

Technology Investment

SDRC capitalizes substantial amounts of internal development costs associated with each MDA software release. Additionally, SDRC may acquire technologies deemed to have strategic benefit. The effect on future earnings will depend, in part, on SDRC's ability to fully utilize and integrate the purchased technology and market it to SDRC's customers. Market growth and sales expansion must be sufficient to cover the fixed cost structure including software and intangible amortization or operating results will be negatively impacted. Significant delays in software development of new or enhanced products could increase sales competition and hinder future sales and operating results. If revenue results are less than planned, SDRC's ability to recover the carrying value of an intangible may be impaired. Under such circumstances, SDRC will review the operating results and expected cash flows associated with the related intangible. If the fair value of the intangible is less than the carrying value, an impairment charge will be recorded against net operating income in the period the impairment is determined.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the May 3, 2001 Annual Meeting of Shareholders, the Company's shareholders voted to:

Elect the following Class II directors to serve until the 2003 Annual Meeting as follows:

     William J. Weyand - 33,649,117 shares in favor; 259,438 shares against.

     Mitchell G. Tyson - 33,692,399 shares in favor; 216,156 shares against.

     Gilbert R. Whitaker, Jr. - 33,684,290 shares in favor; 224,265 against.

There were no broker non-votes.

Ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for 2001. Shares totaling 33,772,709 voted in favor, 117,774 voted against and 18,072 abstained with no broker non-votes.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a)	Exhibits
	2.	Agreement and Plan of Merger pertaining to the acquisition of SDRC by EDS; incorporated by reference to SDRC's proxy statement, filed July 26, 2001.
	10.	2001 Long-Term Performance Plan and form of Award Agreement contracted with each named executive of SDRC; filed herein.

b)	Report on Form 8-K.
A report on Form 8-K was filed on May 24, 2001 to report that SDRC entered into an Agreement and Plan of Merger with EDS and Emerald Acquisition Corporation, a wholly owned subsidiary of EDS.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURAL DYNAMICS RESEARCH CORPORATION

Date:	August 14, 2001	By:	/s/ Jeffrey J. Vorholt
Jeffrey J. Vorholt,
Vice President,
Chief Financial Officer and Treasurer

* Pursuant to the last sentence of General Instruction G to Form 10-Q, Mr. Jeffrey J. Vorholt has executed this Quarterly Report on Form 10-Q both on behalf of the registrant and in his capacity as its principal financial and accounting officer.